Form 10-K
period 1996-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CENTURION BANK
filed 1997-03-31
CIK 949349, 949348

==============================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                               FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996
                                  OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to _______

            Commission File Nos. 000-20787-00; 000-20787-01

             American Express Credit Account Master Trust
                         (Issuer of Certificates)

               American Express Centurion Bank
             Co-Originator of the Trust and a Transferor
        (Exact name of registrant as specified in its charter)

                Utah                             11-2869526
     (State or other jurisdiction            (I.R.S. employer
       of incorporation or organization)      identification no.)

      6985 Union Park Center, Midvale, Utah            84047
     (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code: (801)565-5000

       American Express Receivables Financing Corporation II
              Co-Originator of the Trust and a Transferor
      (Exact name of registrant as specified in its charter)

               Delaware                             13-3854638
       (State or other jurisdiction           (I.R.S. employer
        of incorporation or organization)   identification no.)

              200 Vesey Street
           World Financial Center
            New York, New York                       10285
      (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: (212)640-4473

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Class
A Series 1996-1 6.80% Asset Backed Certificates and Class B
Series 1996-1 6.95% Asset Backed Certificates

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.
State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

               Documents Incorporated By Reference:  NONE

==============================================================================

                            PART I

Item 1. Business.

     The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of May 16, 1996, among American Express Centurion Bank and American Express Receivables Financing Corporation II ("RFC II"), each as an Originator, American Express Travel Related Services Company, Inc. ("TRS"), as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal executive office is located at 200 Vesey Street, World Financial Center, New York, New York. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the State of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, World Financial Center, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed as American Express Centurion Bank ("Centurion"). Its principal executive office is located at 6985 Union Park Center, Midvale, Utah.

     The Trust was formed for the purpose of acquiring and holding the Trust Assets (defined below) and from time to time issuing asset-backed certificates (the "Certificates") under the Agreement and one or more supplements thereto (each, a "Supplement"), including issuing and selling certain Certificates to investors in underwritten public offerings ("Investor Certificates"). Each Certificate represents an undivided interest in the Trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the Trust. Each series of Investor Certificates (each, a "Series") will have its own Supplement to govern the individual terms and allocations applicable to such Series.

     The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of Optima-R Card, Optima Line of Credit and Sign & Travel-R revolving credit accounts and other charge or credit accounts (collectively, the "Accounts") owned by Centurion or other eligible account owners (each, including Centurion, an "Account Owner"), all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy.

     The Receivables that, to date, have been conveyed to the Trust arise from Accounts selected from Centurion's portfolio and consist of amounts charged or otherwise borrowed by Account holders for goods and services and cash advances ("Principal Receivables"), plus the related periodic finance charges, amounts charged to Accounts in respect of late charges and certain other items (the "Finance Charge Receivables").

     No Originator or Account Owner will act as a guarantor with respect to any payments on the Certificates, and neither the Trustee nor the holders of the Certificates will have general recourse against any Originator or Account Owner or the assets of any Originator or Account Owner. Instead, the Trustee's and the Certificateholders' only recourse in any action seeking to collect amounts owing under the Certificates will be against, and limited to, the Trust Assets.

     Each Series of Investor Certificates will belong to a certain group of Series (each a "Group"). The Series included in a particular Group will share a common distribution date and other terms, and certain cash collections may be allocated among the Series within a Group (any Group for which collections will be so allocated is hereinafter referred to as a "Reallocation Group"). The Agreement and Supplements govern the allocation of collections in respect of Principal Receivables and Finance Charge Receivables between the interests of the transferors and the Investor Certificateholders and, for the Investor Certificateholders, to each Group, based generally on the sum of the principal amounts of Investor Certificates for all Series in all Groups. Each Supplement will prescribe the manner in which collections will be allocated among Series.

     Each Group may have a certain number of Series which will share, to a limited extent, the collections in respect of Principal Receivables and Finance Charge Receivables allocated to such Group. In addition, certain excess collections of Principal Receivables ("Shared Principal Collections") or Finance Charge Receivables ("Excess Finance Charge Collections") allocated to a Series in one Group that are not required to make distributions with respect to the Certificates of the Series in such Group may be shared with the Series in another Group (each such Series is hereinafter referred to, respectively, as a "Principal Sharing Series" and an "Excess Allocation Series"). For each Series, the Supplement relating to such Series will govern the terms and timing of payment of interest and principal and the allocations of collections of Principal Receivables and Finance Charge Receivables among the various Series within such Series' Group and among Series in a different Group.

     The Trust will not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor Servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued two classes of Investor
Certificates: Class A Series 1996-1 6.80% Asset Backed

Certificates and Class B Series 1996-1 6.95% Asset Backed
Certificates, which have been registered under Section 12(g) of the Securities Exchange Act of 1934.

     Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Forms 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Forms 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 1996 or, as applicable, the amount of such items as at December 31, 1996. This annual report is filed herewith as
Exhibit 99.3.

Item 2.  Properties.

     See Exhibit 99.3.

Item 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or the Originators, exclusive of ordinary routine litigation incidental to the Trustee's, Originator's or Servicer's duties under the Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

     (a) To the best knowledge of the Registrant, there is no established public trading market for the Investor
          Certificates.

     (b) The Investor Certificates, representing investors' interests in the Trust, were delivered in book-entry form through the facilities of the Depository Trust Company ("DTC") and the nominee for DTC, Cede & Co., is the sole registered holder of Investor Certficiates.

     (c)  Not applicable.

Item 6.   Selected Financial Data.

          Not applicable.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not applicable.

Item 8.   Financial Statements and Supplementary Data.

          See Exhibit 99.3.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Not applicable.

Item 11.  Executive Compensation.

          Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          (a) The Investor Certificates were delivered in book-entry form through the facilities of The Depository Trust Company. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of Investor Certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of January 29, 1997, the following direct DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of each class of each Series outstanding on that date:


Name                         Principal Amount     Percent of Class
                             of Certificates

Class A Series 1996-1
6.80% Asset Backed
Certificates:

     Bank of New York         $ 50,425,000               5.83%
     Bankers Trust Company    $ 82,665,000               9.56%
     Boston Safe Deposit &    $108,530,000              12.55%
       Trust Co.
     The Bank of Tokyo-       $ 80,000,000               9.25%
       Mitsubishi Trust
       Company
     Chase Manhattan Bank     $136,210,000              15.75%
     Chase Manhattan          $ 67,390,000               7.79%
       Bank/Chemical
     SSB-Custodian            $ 75,650,000               8.75%

Class B Series 1996-1
6.95% Asset Backed
Certificates:

     Chase Manhattan Bank     $ 58,000,000              96.67%

     The address of each of the above DTC participants is:

     c/o The Depository Trust Company
     55 Water Street
     New York, NY  10041

     (b)  Not applicable.

     (c)  Not applicable.

Item 13.  Certain Relationships and Related Transactions.

     The Bank of New York acts as Trustee under the Agreement.



                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  Financial Statements:

     1.   Annual Servicing Statement Delivered to the Trustee
          (filed as Exhibit 99.1).

     2.   Annual Accountant's Report of Ernst & Young LLP  (filed as
          Exhibit 99.2).

     3.   Annual Report containing Aggregate Information for the
          Fiscal Year (filed as Exhibit 99.3).

(b)  Reports on Form 8-K:

     The Trust has filed the following reports on Form 8-K for the monthly due periods occurring since April 25, 1996.

     1.   Form 8-K, dated July 10, 1996, attaching the Monthly
          Servicer's Certificate for the due period April 25, 1996 through June 25, 1996.

     2.   Form 8-K, dated August 7, 1996, attaching the Monthly
          Servicer's Certificate for the due period June 26, 1996 through July 25, 1996.

     3.   Form 8-K, dated September 9, 1996, attaching the
          Monthly Servicer's Certificate for the due period July
          26, 1996 through August 26, 1996.

     4.   Form 8-K, dated October 9, 1996, attaching the Monthly
          Servicer's Certificate for the due period August 17, 1996 through September 26, 1996.

     5.   Form 8-K, dated November 6, 1996, attaching the Monthly
          Servicer's Certificate for the due period September 27, 1996 through October 26, 1996.

     6.   Form 8-K, dated December 9, 1996, attaching the Monthly
          Servicer's Certificate for the due period October 27, 1996 through November 25, 1996.

     7.   Form 8-K, dated January 14, 1997, attaching the Monthly
          Servicer's Certificate for the due period November 26, 1996 through December 26, 1996.

     8.   Form 8-K, dated January 31, 1997, attaching the Annual
          Statement for the due period April 25, 1996 through December 26, 1996.

     9.   Form 8-K, dated February 18, 1997, attaching the
          Monthly Servicer's Certificate for the due period
          December 27, 1996 through January  25, 1997.

     10.  Form 8-K, dated March 17, 1997, attaching the Monthly
          Servicer's Certificate for the due period January 26, 1997 through February 24, 1997.

(c)  Exhibits:

     4.1  Pooling and Servicing Agreement dated as of May 16,
          1996 (incorporated by reference to Exhibit 4.1 of Form
          8-A filed by registrant on May 30, 1996, File No.
          000-20787).

     4.2  Series 1996-1 Supplement to the Pooling and Servicing
          Agreement dated as of May 16, 1996 (incorporated by reference to Exhibit 4.2 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787).

     4.3 Supplemental Assumption Agreement dated as of June 27, 1996 between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K filed by registrant on July 16, 1996, File No. 000-20787).

     10.1 Form of RFC II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

     24.1 Power of Attorney for American Express Centurion Bank.

     24.2 Power of Attorney for American Express Receivables
          Financing Corporation II.

     99.1 Annual Servicing Statement Delivered to the Trustee.

     99.2 Annual Accountant's Report of Ernst & Young LLP.

     99.3 Annual Report Containing Aggregated Information for the
          Fiscal Year.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN EXPRESS CREDIT
                              ACCOUNT MASTER TRUST

                              AMERICAN EXPRESS CENTURION
                              BANK, Co-originator of the Trust
                              and Registrant


                              By: /s/   Mark Hales
                                 ------------------------------
                              Name:     Mark Hales
                              Title:    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature                     Title

       *                 Director and Chief Executive Officer
-----------------------
Frank L. Skillern

       *                 Director
-----------------------
Gilbert E. Ahye

       *                 Director and Chairman of the Board
-----------------------
Phillip J. Riese

       *                 Director and President
-----------------------
David Poulsen

       *                 Director
-----------------------
Vijay Parekh

       *                 Director
-----------------------
Ash Gupta

       *                 Director
-----------------------
John J. P. McDonnell

*By: /s/  Mark Hales
     -----------------------
          Mark Hales
          Attorney-in fact

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN EXPRESS RECEIVABLES
                              FINANCING CORPORATION II,
                              Co-originator of the Trust and
                                Registrant


                              By:  /s/ Leslie R. Scharfstein
                                   ----------------------------
                                   Name:  Leslie R. Scharfstein
                                   Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature                     Title

       *                      Director
-------------------------
John D. Koslow

       *                      Director
-------------------------
Jay B. Stevelman

       *                      Director
-------------------------
Donald J. Puglisi

       *                      President
-------------------------     (Principal Executive Officer)
Leslie R. Scharfstein

       *                      Vice President and Treasurer
-------------------------     (Principal Finance Officer and
Ellen J. Casey                Principal Accounting Officer)



*By: /s/ Leslie R. Scharfstein
     -------------------------
         Leslie R. Scharfstein
         Attorney-in-Fact



Dated:  March 31, 1997

                              EXHIBIT INDEX
                              -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).


          Description                                                 Page
           -----------                                                ----
4.1 Pooling and Servicing Agreement dated as of May 16, 1996 (incorporated by reference to Exhibit 4.1 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787).

4.2       Series 1996-1 Supplement to the Pooling and Servicing
          Agreement dated as of May 16, 1996 (incorporated by reference to Exhibit 4.2 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787).

4.3 Supplemental Assumption Agreement dated as of June 27, 1996 between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K filed by registrant on July 16, 1996, File No. 000-20787).

10.1 Form of RFC II Purchase Agreement (incorporated by reference to Exhibit 10.1 of registration statement on Form S-3, filed March 6, 1996, File No. 33-95784).

24.1 *    Power of Attorney  for American Express Centurion Bank.

24.2 *    Power of Attorney for American Express Receivables
          Financing Corporation II.

99.1 *    Annual Servicing Statement Delivered to the Trustee.


99.2 *    Annual Accountant's Report of Ernst & Young LLP.

99.3 * Annual Report Containing Aggregated Information for the Fiscal Year.