Form 10-K405
period 1997-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CENTURION BANK
filed 1998-03-27
CIK 949349, 949348

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997

                                   OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____ to ______

          Commission File Nos. 000-20787-01; 000-20787-00

           American Express Credit Account Master Trust
                       (Issuer of Certificates)

                  American Express Centurion Bank
             Co-Originator of the Trust and a Transferor
        (Exact name of registrant as specified in its charter)

             Utah                                 11-2869526
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

 6985 Union Park Center, Midvale, Utah                84047
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code  (801) 565-5000

     American Express Receivables Financing Corporation II
            Co-Originator of the Trust and a Transferor
      (Exact name of registrant as specified in its charter)

        Delaware                                    13-3854638
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

 200 Vesey Street, New York, New York                 10285
(Address of principal executive offices)            (Zip code)

  Registrant's telephone number, including area code (212) 640-4473

  Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Class
A Series 1996-1 6.80% Asset Backed Certificates, Class B Series 1996-1 6.95% Asset Backed Certificates, Class A Series 1997-1 6.40% Asset Backed Certificates and Class B Series 1997-1 6.55% Asset Backed Certificates.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                           --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
             --

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

          Documents Incorporated By Reference:  NONE
PAGE

                             PART I


Item 1. Business

   The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of May 16, 1996, among American Express Centurion Bank and American Express Receivables Financing Corporation II ("RFC II"), each as an Originator, American Express Travel Related Services Company, Inc. ("TRS"), as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal executive office is located at 200 Vesey Street, New York, New York. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the State of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed as American Express Centurion Bank ("Centurion"). Its principal executive office is located at 6985 Union Park Center, Midvale, Utah.

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

   The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of OptimaR Card, Optima Line of Credit and Sign & TravelR revolving credit accounts and other charge or credit accounts (collectively, the "Accounts") owned by Centurion or other eligible account owners (each, including Centurion, an "Account Owner"), all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy.

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

   Each Series of Investor Certificates will belong to a certain group of Series (each, a "Group"). The Series included in a particular Group will share a common distribution date and other terms, and certain cash collections may be allocated among the Series within a Group (any Group for which collections will be so allocated is hereinafter referred to as a "Reallocation Group"). The Agreement and Supplements govern the allocation of collections in respect of Principal Receivables and Finance Charge Receivables between the interests of the transferors and the Investor Certificateholders and, for the Investor Certificateholders, to each Group, based generally on the sum of the principal amounts of Investor Certificates for all Series in all Groups. Each Supplement will prescribe the manner in which collections will be allocated among Series.

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

   The Trust will not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued four classes of Investor Certificates: Class A Series 1996-1 6.80% Asset Backed Certificates, Class B Series 1996-1 6.95% Asset Backed Certificates (collectively the "Series 1996-1 Certificates"), and on August 7, 1997, the Trust issued Class A Series 1997-1 6.40% Asset Backed Certificates and Class B Series 1997-1 6.55% Asset Backed Certificates which have been registered under Section 12(g) of the Securities Exchange Act of 1934 (collectively the "Series 1997-1 Certificates"). The Series 1997-1 Certificates were offered pursuant to a Prospectus Supplement dated August 21, 1997 to Prospectus dated August 21, 1997 issued under the Pooling and Servicing Agreement (the "Agreement") dated May 16, 1996, and the Series 1997-1 Supplement dated as of August 7, 1997, to the Agreement (the "Series 1997-1 Supplement"). Interest on the Series 1997-1 Certificates accrues from August 28, 1997 and is payable on October 15, 1997 and on the fifteenth day of each month thereafter each of which is a Distribution Date as defined above. Principal with respect to the 1997-1 Class A Certificates and the 1997-1 Class B Certificates is scheduled to be distributed on the September 2002 Distribution Date, buy may be paid earlier or later under certain limited circumstances as provided in the Agreement and the 1997-1 Supplement.

   Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 1997 or, as applicable, the amount of such items as at December 31, 1997. This annual report is filed herewith as Exhibit 99.3.


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

   (b) The Investor Certificates, representing investor's interests in the Trust, were delivered in book-entry form through the facilities of the Depository Trust Company
         ("DTC") and the nominee for DTC, Cede & Co., is the sole registered holder of the Investor Certificates.

   (c)   Not applicable.


Item 6.  Selected Financial Data.

   Not applicable.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

   Not applicable.


Item 7a. Quantitative and Qualitative Disclosures About Market
Risk.

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


Item 12. Security Ownership of Certain Beneficial Owners and
Management.

   (a) The Investor Certificates were delivered in book-entry form through the facilities of The Depository Trust Company. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of Investor Certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of January 12, 1998, the following direct DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of each class of each Series outstanding on that date:

                           Principal Amount
Name                       of Certificates       Percent of Class
----                       ----------------      ----------------
Class A Series 1996-1
6.80% Asset Backed
Certificates:

The Bank of New York           $48,065,000             5.6%

Bankers Trust Company          $95,638,000            11.1%

Boston Safe Deposit &
Trust Company                 $129,535,000            15.0%

Bank of Toyko -
Mitsubishi Trust Company       $80,000,000             9.2%

Chase Manhattan Bank          $150,000,000            17.4%

Northern Trust Company         $53,144,000             6.1%

SSB - Custodian                $97,618,000            11.3%

                           Principal Amount
Name                       of Certificates       Percent of Class
----                       ----------------      ----------------

Class B Series 1996-1
6.95% Asset Backed
Certificates:

Chase Manhattan Bank          $58,000,000             96.7%



Class A Series 1997-1
6.40% Asset Backed
Certificates:

Bankers Trust Company         $92,215,000             10.7%

Boston Safe Deposit &
Trust Co.                     $70,386,000              8.1%

Chase Manhattan Bank         $204,910,000             23.7%

Chase Manhattan Bank/
Chemical                      $75,250,000              8.7%

Citibank, N.A.                $55,325,000              6.4%

Northern Trust Company        $47,850,000              5.5%

SSB - Custodian              $127,545,000             14.7%



Class B Series 1997-1
6.55% Asset Backed
Certificates:

Bank of New York              $14,000,000             23.3%

Chase Manhattan Bank          $33,100,000             55.2%

Chase Manhattan Bank/
Chemical                       $4,000,000              6.7%

Morgan Stanley & Co. Inc.      $5,000,000              8.3%

   The address of each of the above participants is:

        c/o The Depository Trust Company
        55 Water Street
        New York, New York  10041

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

   (a)  Financial Statements:

        1. Annual Servicing Statement Delivered to the Trustee (filed as Exhibit 99.1).

        2. Annual Accountant's Report of Ernst & Young LLP (filed as
           Exhibit 99.2).

        3. Annual Report containing Aggregate Information for the
           Fiscal Year (filed as Exhibit 99.3).

   (b)  Reports on Form 8-K:

        The Trust has filed the following reports on Form 8-K for the monthly due periods occurring since December 27, 1996.

        1. Form 8-K, dated February 18, 1997, attaching the Monthly Servicer's Certificate for the due period December 27, 1996 to January 25, 1997.

        2. Form 8-K, dated March 17, 1997, attaching the Monthly
           Servicer's Certificate for the due period January 26, 1997 through February 24, 1997.

        3. Form 8-K, dated April 15, 1997, attaching the Monthly
           Servicer's Certificate for the due period February 25, 1997 through March 26, 1997.

        4. Form 8-K, dated May 15, 1997, attaching the Monthly
           Servicer's Certificate for the due period March 27, 1997 through April 25, 1997.

        5. Form 8-K, dated June 13, 1997, attaching the Monthly
           Servicer's Certificate for the due period April 26, 1997 through May 25, 1997.

        6. Form 8-K, dated July 15, 1997, attaching the Monthly
           Servicer's Certificate for the due period May 26, 1997 through June 25, 1997.

        7. Form 8-K, dated August 15, 1997, attaching the Monthly
           Servicer's Certificate for the due period June 26, 1997 through July 25, 1997.

      8. Form 8-K, dated September 11, 1997, attaching the Monthly Servicer's Certificate for the due period July 26, 1997 through August 25, 1997.

      9. Form 8-K, dated October 14, 1997, attaching the Monthly Servicer's Certificate for the due period August 26, 1997 through September 25, 1997.

      10.   Form 8-K, dated November 17, 1997, attaching the
            Monthly Servicer's Certificate for the due period
            September 26, 1997 through October 25, 1997.

      11.   Form 8-K, dated December 15, 1997, attaching the
            Monthly Servicer's Certificate for the due period
            October 26, 1997 through November 24, 1997.

      12. Form 8-K, dated January 15, 1998, attaching the Monthly Servicer's Certificate for the due period November 25, 1997 through December 25, 1997.

      13.   Form 8-K, dated February 19, 1998, attaching the
            Monthly Servicer's Certificate for the due period
            December 26, 1997 through January 25, 1998.

      14.   Form 8-K, dated March 16, 1998, attaching the Monthly
            Servicer's Certificate for the due period January 26, 1998 through February 24, 1998.

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

      4.4 Series 1997-1 Supplement to the Pooling and Servicing Agreement dated as of August 28, 1997 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated September 16, 1997, File Nos. 000-20787-01 and 000-20787-00).

      4.5 Assignment No. 1 of Receivables in Additional Accounts dated as of August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K dated August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

      4.6 Supplemental Conveyance No. 1 dated as of August 7, 1997 by and between American Express Credit Corporation as seller and American Express Receivables Financing Corporation II as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K dated August 15, 1997 (File Nos. 000-20787-01 and 000-20787-00).

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

                                  AMERICAN EXPRESS CREDIT
                                  ACCOUNT MASTER TRUST

                                  AMERICAN EXPRESS CENTURION BANK,
                                  Co-originator of the Trust and
                                  Registrant

                                  By: /s/Rhonda Halpern
                                         ______________________
                                         Rhonda Halpern
                                         Chief Financial Officer,
                                         Treasurer and
                                         Chief Compliance Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


Signature                    Title


________________________
Phillip J. Riese             Director and Chairman of the Board

       *
_______________________
Frank L. Skillern            Director and Chief Executive Officer

       *
________________________
David E. Poulsen             Director, President and Chief Credit
                             Officer
       *
________________________
Gilbert E. Ahye              Director


________________________
Maria J. Garciaz             Director

       *
________________________
Ash Gupta                    Director

       *
________________________
Peter A. Lefferts            Director

       *
________________________
John J. P. McDonnell         Director


________________________
Raymond F. Pettit            Director


________________________
Roslyn M. Watson             Director


________________________
Jim F. Welch                 Director


*By:  /s/Rhonda Halpern
         _________________
         Rhonda Halpern
         Attorney-in-Fact

Dated:  March 26, 1998

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN EXPRESS
                                      RECEIVABLES FINANCING
                                      CORPORATION II
                                      Co-originator of the Trust
                                      and Registrant

                                      By: /s/Leslie R. Scharfstein
                                             ______________________
                                             Leslie R. Scharfstein
                                             President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


Signature                  Title

      *
________________________
John D. Koslow              Director

      *
________________________
Donald J. Puglisi           Director

      *
________________________
Jay B. Stevelman            Director

      *
________________________
Leslie R. Scharfstein       President
                            (Principal Executive Officer)

      *
________________________
Ellen J. Casey              Vice President and Treasurer
                            (Principal Finance Officer and
                            Principal Accounting Officer)


*By:  /s/Leslie R. Scharfstein
         _________________
         Leslie R. Scharfstein
         Attorney-in-Fact


Dated:  March 26, 1998

                          EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).

      Description

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

4.4 Series 1997-1 Supplement to the Pooling and Servicing Agreement dated as of August 28, 1997 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated September 16, 1997, File Nos. 000-20787-01 and 000-20787-00).

4.5 Assignment No. 1 of Receivables in Additional Accounts dated as of August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K dated August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

4.6 Supplemental Conveyance No. 1 dated as of August 7, 1997 by and between American Express Credit Corporation as seller and American Express Receivables Financing Corporation II as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K dated August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

10.1 Form of RFC II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

24.1* Power of Attorney for American Express Centurion Bank.

24.2* Power of Attorney for American Express Receivables
      Financing Corporation II.

99.1* Annual Servicing Statement Delivered to the Trustee.

99.2* Annual Accountant's Report of Ernst & Young LLP.

99.3* Annual Servicing Statement Delivered to the Trustee.