Form 10-K405
period 1998-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CENTURION BANK
filed 1999-03-30
CIK 949349, 949348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                 Commission File Nos. 000-20787-01; 000-20787-00

                  American Express Credit Account Master Trust
                            (Issuer of Certificates)

                         American Express Centurion Bank
                   Co-Originator of the Trust and a Transferor
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

         Utah                                                   11-2869526
---------------------------------                               ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

6985 Union Park Center, Midvale, Utah                             84047
-------------------------------------                             -----
(Address of principal executive offices)                         (Zip code)

        Registrant's telephone number, including area code (801) 565-5000

              American Express Receivables Financing Corporation II
                   Co-Originator of the Trust and a Transferor
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3854638
--------------------------------                                 ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                          Identification No.)

200 Vesey Street, New York, New York                                10285
------------------------------------                                -----
(Address of principal executive offices)                         (Zip code)

        Registrant's telephone number, including area code (212) 640-4473

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:
        Class A Series 1996-1 6.80% Asset Backed Certificates,
        Class B Series 1996-l 6.95% Asset Backed Certificates,
        Class A Series 1997-1 6.40% Asset Backed Certificates,
        Class B Series 1997-1 6.55% Asset Backed Certificates,
        Class A Series 1998-1 Floating Rate Asset Backed Certificates and Class B Series 1998-1 Floating Rate Asset Backed Certificates.

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

                    Documents Incorporated By Reference: NONE
                    -----------------------------------------

                                     PART I


Item 1. Business

     The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of May 16, 1996, among American Express Centurion Bank and American Express Receivables Financing Corporation II ("RFC II"), each as an originator ("Originator"), American Express Travel Related Services Company, Inc. ("TRS"), as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal executive offices are located at 200 Vesey Street, New York, New York. TRS is a wholly owned subsidiary of American Express Company ("American Express"). It was incorporated in the State of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed as American Express Centurion Bank ("Centurion"). Its principal executive offices are located at 6985 Union Park Center, Midvale, Utah.

     The Trust was formed for the purpose of acquiring and holding the Trust Assets (defined below) and from time to time issuing asset-backed certificates (the "Certificates") under the Agreement and one or more supplements thereto (each, a "Supplement"), including issuing and selling certain Certificates to investors in underwritten public offerings and private placements ("Investor Certificates"). Each Certificate represents an undivided interest in the Trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the Trust. Each series of Investor Certificates (each, a "Series") will have its own Supplement to govern the individual terms and allocations applicable to such Series.

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

     The Trust will not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued six classes of Investor Certificates: Class A Series 1996-1 6.80% Asset Backed Certificates and Class B Series 1996-1 6.95% Asset Backed Certificates (collectively, the "Series 1996-1 Certificates"), Class A Series 1997-1 6.40% Asset Backed Certificates and Class B Series 1997-1 6.55% Asset Backed Certificates (collectively, the "Series 1997-1 Certificates"), and on June 23, 1998, the Trust issued Class A Series 1998-1 Floating Rate Asset Backed Certificates and Class B Series 1998-1 Floating Rate Asset Backed Certificates (collectively, the "Series 1998-1 Certificates") which have been registered under Section 12(g) of the Securities Exchange Act of 1934. The Series 1998-1 Certificates were offered pursuant to a Prospectus Supplement dated June 17, 1998 to Prospectus dated June 17, 1998 issued under the Agreement and the Series 1998-1 Supplement dated as of June 23, 1998 to the Agreement (the "Series 1998-1 Supplement"). Interest on the Series 1998-1 Certificates accrues from June 23, 1998 and is payable on July 14, 1998 and on the fifteenth day of each month thereafter each of which is a Distribution Date. Principal with respect to the Series 1998-1 Certificates is scheduled to be distributed on the June 2003 Distribution Date, but may be paid earlier or later under certain limited circumstances as provided in the Agreement and the Series 1998-1 Supplement.

     Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 1998 or, as applicable, the amount of such items as at December 25, 1998. This annual report is filed herewith as Exhibit 99.3.


Item 2.  Properties.

     See Exhibit 99.3.


Item 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or the Originators, exclusive of ordinary routine litigation incidental to the Trustee's, Originators' or Servicer's duties under the Agreement.


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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Year 2000

     The Year 2000 ("Y2K") issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. American Express has conducted a comprehensive review of its computer systems and business processes (including systems and processes of RFC II and Centurion) to identify the major systems that could be affected by the Y2K issue. Steps are being taken by American Express to resolve any potential problems including modifications to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. American Express' goals are to complete testing of critical systems by early 1999 and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.** The costs related to the Y2K issue, which are expensed by American Express as incurred have not had, nor are they expected to have a material impact on RFC II's or Centurion's results of operations or financial condition.** For further discussion of American Express' addresing of the Y2K issue, please see pages 22 and 23 of American Express' 1998 Annual Report to Shareholders, which discussion is incorporated herein by reference.

     Various statements in this Y2K discussion marked with two asterisks (**), are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statments include, among other things, the ability of RFC II, Centurion and American Express to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with RFC II, Centurion and American Express to successfully address their Y2K issues.


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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of Investor Certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of January 22, 1999, the following direct DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of each class of each Series outstanding on that date:

                                     Principal Amount
Name                                 of Certificates      Percent of Class
----                                 ---------------      ----------------
Class A Series 1996-1
6.80% Asset Backed
Certificates:

Bankers Trust Company                $ 76,153,000              8.8%

Boston Safe Deposit &                $120,940,000             13.9%
  Trust Company

Bank of Toyko -                      $ 80,000,000              9.2%
  Mitsubishi Trust Company

Chase Manhattan Bank                 $218,459,000             25.3%

Citibank, N.A.                       $ 64,960,000              7.5%

State Street Bank and Trust          $ 64,340,000              7.4%
  Company



Class B Series 1996-1
6.95% Asset Backed
Certificates:

Bankers Trust Company                $   4,250,000             7.1%

Chase Manhattan Bank                 $  38,000,000            63.3%

Commerce Bank of                     $   4,750,000             7.9%
  Kansas City

LBI - Lehman Government              $  10,000,000            16.7%
      Securities Inc.




                                    Principal Amount
Name                                 of Certificates      Percent of Class
----                                 ---------------      ----------------

Class A Series 1997-1
6.40% Asset Backed
Certificates:

The Bank of New York                 $ 49,230,000              5.7%

Bankers Trust Company                $154,798,000             17.9%

Boston Safe Deposit &                $ 60,171,000              6.9%
  Trust Co.

Citibank, N.A.                       $ 72,000,000              8.3%

First Union National Bank-           $ 77,400,000              8.9%
  Philadelphia

Chase Manhattan Bank                 $283,170,000             32.7%



Class B Series 1997-1
6.55% Asset Backed
Certificates:

The Bank of New York                 $ 14,000,000             23.3%

Chase Manhattan Bank                 $ 29,600,000             49.3%

State Street Bank and Trust          $ 10,000,000             16.7%
  Company



Class A Series 1998-1
Floating Rate Asset
Backed Certificates:

The Bank of New York                $ 55,000,000               6.7%

Bankers Trust Company               $120,000,000              14.5%

Boston Safe Deposit                 $116,000,000              14.1%
  and Trust Company

Chase Manhattan Bank                $223,800,000              27.1%

Citibank, N.A.                      $176,000,000              21.3%

Warburg Dillion Read LLC            $ 50,000,000               6.1%



Class B Series 1998-1
Floating Rate Asset
Backed Certificates:

Bankers Trust Company               $  68,000,000             85.0%

Chase Manhattan Bank                $  12,000,000             15.0%


The address of each of the above participants is:

    c/o The Depository Trust Company
    55 Water Street
    New York, New York  10041

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

     (a) Financial Statements:

             1.  Annual  Servicing  Statement Delivered to the Trustee (filed as
                 Exhibit 99.1).

             2.  Annual  Accountant's  Report  of  Ernst  &  Young LLP (filed as
                 Exhibit 99.2).

             3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

     (b) Reports on Form 8-K:

             The Trust has filed the following reports on Form 8-K for the monthly due periods occurring since December 26, 1997.

             1. Form 8-K, dated February 19, 1998, attaching the Monthly Servicer's Certificate for the due period December 26, 1997 to January 25, 1998.

             2.  Form  8-K,  dated  March  16,   1998,  attaching   the  Monthly
                 Servicer's Certificate for the due period January 26, 1998 through February 24, 1998.

             3.  Form  8-K,  dated  April  20,  1998,   attaching   the  Monthly
                 Servicer's   Certificate  for  the due period February 25, 1998
                 through March 26, 1998.

             4.  Form  8-K,  dated   May  15,   1998,   attaching   the  Monthly
                 Servicer's Certificate for the due period March 27, 1998 through April 25, 1998.

             5.  Form  8-K,  dated   June  15,  1998,   attaching   the  Monthly
                 Servicer's Certificate for the due period April 26, 1998 through May 25, 1998.

             6.  Form  8-K,  dated   July  15,  1998,   attaching   the  Monthly
                 Servicer's  Certificate  for  the  due  period   May  26,  1998
                 through June 24, 1998.

             7.  Form 8-K,  dated   August 17,  1998,   attaching   the  Monthly
                 Servicer's  Certificate  for  the  due   period  June 25,  1998
                 through July 24, 1998.

             8.  Form 8-K,  dated   September 15, 1998,  attaching  the  Monthly
                 Servicer's  Certificate  for  the  due   period  July 25,  1998
                 through August 25, 1998.

             9.  Form 8-K,  dated   October 15,  1998,   attaching   the Monthly
                 Servicer's Certificate for the due period August 26, 1998 through September 25, 1998.

            10.  Form 8-K,  dated   November 16, 1998,   attaching  the  Monthly
                 Servicer's Certificate for the due period September 26, 1998 through October 25, 1998.

            11.  Form 8-K,  dated  December 15,  1998,   attaching  the  Monthly
                 Servicer's Certificate for the due period October 26, 1998 through November 25, 1998.

            12.  Form 8-K,  dated  January  15,  1999,   attaching  the  Monthly
                 Servicer's Certificate for the due period November 26, 1998 through December 25, 1998.

            13. Form 8-K, dated February 12, 1999, attaching the Monthly Servicer's Certificate for the due period December 26, 1998 through January 25, 1999.

            14.  Form  8-K,  dated  March  15,  1999,  attaching   the   Monthly
                 Servicer's Certificate for the due period January 26, 1999 through February 24, 1999.


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

             4.7 Series  1998-1  Supplement   to   the   Pooling  and  Servicing
                 Agreement  dated   as   of  June  23,  1998  (incorporated  by
                 reference to Exhibit 4.1 of Form 8-K dated July 15, 1998, File Nos. 000-20787-01 and 000-20787-00).

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

            24.2 Power  of  Attorney  for American Express Receivables Financing
                 Corporation II.

            99.1 Annual Servicing Statement Delivered to the Trustee.

            99.2 Annual Accountant's Report of Ernst & Young LLP.

            99.3 Annual  Report  Containing  Aggregated  Information  for  the
                 Fiscal Year.

            99.4 Pages  22  through  23  of   American  Express  Company's  1998
                 Annual Report to Shareholders, discussing Year 2000.

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

                                 AMERICAN EXPRESS CREDIT
                                 ACCOUNT MASTER TRUST


                                 AMERICAN EXPRESS CENTURION
                                 BANK,
                                 Co-originator of the Trust and Registrant



                                 By: /s/ Rhonda Halpern
                                     -------------------------
                                     Rhonda Halpern
                                     Chief Financial Officer,
                                     Treasurer and
                                     Chief Compliance Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


Signature                        Title

/s/ Frank L. SKillern
------------------------
Frank L. Skillern                Director and Chairman

         *
------------------------
David Poulsen                    Director, President and Chief Executive Officer

         *
------------------------
Gilbert E. Ahye                  Director

         *
------------------------
Maria J.Garciaz                  Director

         *
------------------------
Ash Gupta                        Director

         *
------------------------
Peter A. Lefferts                Director

         *
------------------------
Raymond F. Pettit                Director

         *
------------------------
Rosalyn M. Watson                Director

         *
------------------------
James F. Welch                   Director



*By:  /s/ Robert D. Kraus
      --------------------
      Robert D. Kraus
      Attorney-in-Fact


Dated:  March 29, 1999

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

                                     AMERICAN EXPRESS CREDIT ACCOUNT
                                     MASTER TRUST

                                     AMERICAN EXPRESS RECEIVABLES
                                     FINANCING CORPORATION II,
                                     Co-originator of the Trust and Registrant



                                     By:  /s/ Leslie R. Scharfstein
                                          ---------------------------
                                          Leslie R. Scharfstein
                                          President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


Signature                            Title

         *
------------------------
John D. Koslow                       Director


         *
------------------------
Donald J. Puglisi                    Director


         *
------------------------
Jay B. Stevelman                     Director


         *
------------------------
Leslie R. Scharfstein                President
                                     (Principal Executive Officer)

         *
------------------------
Ellen J. Casey                       Vice President and Treasurer
                                     (Principal Finance Officer and
                                     Principal Accounting Officer)



*By:  /s/ Leslie R. Scharfstein
      ----------------------------
      Leslie R. Scharfstein
      Attorney-in-Fact






Dated:  March 29, 1999

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).

       Description

4.1    Pooling   and   Servicing   Agreement   dated  as  of  May  16,  1996
       (incorporated by reference to Exhibit 4.1 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787-00).

4.2 Series 1996-1 Supplement to the Pooling and Servicing Agreement dated as of May 16, 1996 (incorporated by reference to Exhibit 4.2 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787-00).

4.3 Supplemental Assumption Agreement dated as of June 27, 1996 between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K filed by registrant on July 16, 1996, File No. 000-20787-00).

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

4.7 Series 1998-1 Supplement to the Pooling and Servicing Agreement dated as of June 23, 1998 (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 15, 1998, File Nos. 000-20787-01 and 000-20787-00).

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

24.2*  Power of Attorney for American Express Receivables Financing
       Corporation II.

99.1*  Annual Servicing Statement Delivered to the Trustee.

99.2*  Annual Accountant's Report of Ernst & Young LLP.

99.3*  Annual Servicing Statement Delivered to the Trustee.

99.4* Pages 22 through 23 of American Express Company's 1998 Annual Report to Shareholders, discussing Year 2000.