Form 10-K405
period 2001-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS CENTURION BANK
filed 2002-04-01
CIK 949349, 1003509, 949348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission File No. 000-20787-07

                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                            (Issuer of Certificates)


                         AMERICAN EXPRESS CENTURION BANK
                   Co-Originator of the Trust and a Transferor
             (Exact name of registrant as specified in its charter)

              Utah                                            11-2869526
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

 6985 Union Park Center, Midvale, Utah                          84047
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (801) 565-5000

              AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II
                   Co-Originator of the Trust and a Transferor
             (Exact name of registrant as specified in its charter)

              Delaware                                        13-3854638
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

 200 Vesey  Street, New York, New York                           10285
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (212) 640-2000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

          the Class A Series 1997-1 6.40% Asset Backed Certificates, the Class B Series 1997-1 6.55% Asset Backed Certificates, the Class A Series 1998-1 Floating Rate Asset Backed Certificates, the Class B Series 1998-1 Floating Rate Asset Backed Certificates, the Class A Series 1999-1 5.60% Asset Backed Certificates, the Class B Series 1999-1 5.85% Asset Backed Certificates, the Class A Series 1999-2 5.95% Asset Backed Certificates, the Class B Series 1999-2 6.10% Asset Backed Certificates, the Class A Series 1999-3 Floating Rate Asset Backed Certificates, the Class B Series 1999-3 Floating Rate Asset Backed Certificates, the Class A Series 1999-4 Floating Rate Asset Backed Certificates, the Class B Series 1999-4 Floating Rate Asset Backed Certificates, the Class A Series 1999-5 Floating Rate Asset Backed Certificates, the Class B Series 1999-5 Floating Rate Asset Backed Certificates, the Class A Series 1999-6 Floating Rate Asset Backed Certificates, the Class B Series 1999-6 Floating Rate Asset Backed Certificates, the Class A Series 2000-1 7.20% Asset Backed Certificates, the Class B Series 2000-1 7.40% Asset Backed Certificates, the Class A Series 2000-2 Floating Rate Asset Backed Certificates, the Class B Series 2000-2 Floating Rate Asset Backed Certificates, the Class A Series 2000-3 Floating Rate Asset Backed Certificates, the Class B Series 2000-3 Floating Rate Asset Backed Certificates, the Class A Series 2000-4 Floating Rate Asset Backed Certificates, the Class B Series 2000-4 Floating Rate Asset Backed Certificates, the Class A Series 2000-5 Floating Rate Asset Backed Certificates, the Class B Series 2000-5 Floating Rate Asset Backed Certificates, the Class A Series 2001-1 Floating Rate Asset Backed Certificates, the Class B Series 2001-1 Floating Rate Asset Backed Certificates, the Class A Series 2001-2 5.53% Asset Backed Certificates, the Class B Series 2001-2 5.83% Asset Backed Certificates, the Class A Series 2001-3 Floating Rate Asset Backed Certificates, the Class B Series 2001-3 Floating Rate Asset Backed Certificates, the Class A Series 2001-4 Floating Rate Asset Backed Certificates, the Class B Series 2001-4 Floating Rate Asset Backed Certificates, the Class A Series 2001-5 Floating Rate Asset Backed Certificates, the Class B Series 2001-5 Floating Rate Asset Backed Certificates, the Class A Series 2001-6 Floating Rate Asset Backed Certificates, the Class B Series 2001-6 Floating Rate Asset Backed Certificates, the Class A Series 2001-7 Floating Rate Asset Backed Certificates, the Class B Series 2001-7 Floating Rate Asset Backed Certificates, the Class A Series 2002-1 Floating Rate Asset Backed Certificates and the Class B Series 2002-1 Floating Rate Asset Backed Certificates.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     YES  X     NO
                                           ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1:  Business

         The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of May 16, 1996, as amended by the First Amendment to the Pooling and Servicing Agreement, dated as of March 30, 2001, among American Express Centurion Bank and American Express Receivables Financing Corporation II ("RFC II"), each as an Originator ("Originator"), American Express Travel Related Services Company, Inc. ("TRS"), as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal executive office is located at 200 Vesey Street, New York, New York. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the state of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed American Express Centurion Bank ("Centurion"). Its principal executive office is located at 6985 Union Park Center, Midvale, Utah.

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

         The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of designated American Express Credit Card (whether branded Optima(R)Card or otherwise), Optima Line of Credit and Sign & Travel(R)/Extended Payment Option consumer revolving credit accounts or features and other charge or credit accounts or products (collectively, the "Accounts") owned by Centurion or other eligible account owners (each, including Centurion, an "Account Owner"), all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy.

         No Originator or Account Owner will act as a guarantor with respect to any payments on the Certificates, and neither the Trustee nor the holders of the Certificates will have general recourse against any Originator or Account Owner or the assets of any Originator or Account Owner. Instead the Trustee's and the Certificateholders' only recourse in any action seeking to collect amounts owing under the Certificates will be against, and limited to, the Trust Assets.

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

         The Trust will not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued 44 classes of Investor Certificates, 42 of which are outstanding:

         .        Class A Series  1997-1  6.40% Asset  Backed  Certificates  and
                  Class  B  Series   1997-1  6.55%  Asset  Backed   Certificates
                  (collectively, the "Series 1997-1 Certificates");

         . Class A Series 1998-1 Floating Rate Asset Backed Certificates and Class B Series 1998-1 Floating Rate Asset Backed Certificates (collectively, the "Series 1998-1 Certificates");

         .        Class A Series  1999-1  5.60% Asset  Backed  Certificates  and
                  Class  B  Series   1999-1  5.85%  Asset  Backed   Certificates
                  (collectively, the "Series 1999-1 Certificates");

         .        Class A Series  1999-2  5.95% Asset  Backed  Certificates  and
                  Class  B  Series   1999-2  6.10%  Asset  Backed   Certificates
                  (collectively, the "Series 1999-2 Certificates");

         . Class A Series 1999-3 Floating Rate Asset Backed Certificates and Class B Series 1999-3 Floating Rate Asset Backed Certificates (collectively, the "Series 1999-3 Certificates");

         . Class A Series 1999-4 Floating Rate Asset Backed Certificates and Class B Series 1999-4 Floating Rate Asset Backed Certificates (collectively, the "Series 1999-4 Certificates");

         . Class A Series 1999-5 Floating Rate Asset Backed Certificates and Class B Series 1999-5 Floating Rate Asset Backed Certificates (collectively, the "Series 1999-5 Certificates");

         . Class A Series 1999-6 Floating Rate Asset Backed Certificates and Class B Series 1999-6 Floating Rate Asset Backed Certificates (collectively, the "Series 1999-6 Certificates");

         .        Class A Series  2000-1  7.20% Asset  Backed  Certificates  and
                  Class  B  Series   2000-1  7.40%  Asset  Backed   Certificates
                  (collectively, the "Series 2000-1 Certificates");

         . Class A Series 2000-2 Floating Rate Asset Backed Certificates and Class B Series 2000-2 Floating Rate Asset Backed Certificates (collectively, the "Series 2000-2 Certificates");

         . Class A Series 2000-3 Floating Rate Asset Backed Certificates and Class B Series 2000-3 Floating Rate Asset Backed Certificates (collectively, the "Series 2000-3 Certificates");

         . Class A Series 2000-4 Floating Rate Asset Backed Certificates and Class B Series 2000-4 Floating Rate Asset Backed Certificates (collectively, the "Series 2000-4 Certificates");

         . Class A Series 2000-5 Floating Rate Asset Backed Certificates and Class B Series 2000-5 Floating Rate Asset Backed Certificates (collectively, the "Series 2000-5 Certificates");

         . Class A Series 2001-1 Floating Rate Asset Backed Certificates and Class B Series 2001-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-1 Certificates");

         .        Class A Series  2001-2  5.53% Asset  Backed  Certificates  and
                  Class  B  Series   2001-2  5.83%  Asset  Backed   Certificates
                  (collectively, the "Series 2001-2 Certificates");

         . Class A Series 2001-3 Floating Rate Asset Backed Certificates and Class B Series 2001-3 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-3 Certificates");

         . Class A Series 2001-4 Floating Rate Asset Backed Certificates and Class B Series 2001-4 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-4 Certificates");

         . Class A Series 2001-5 Floating Rate Asset Backed Certificates and Class B Series 2001-5 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-5 Certificates");

         . Class A Series 2001-6 Floating Rate Asset Backed Certificates and Class B Series 2001-6 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-6 Certificates");

         . Class A Series 2001-7 Floating Rate Asset Backed Certificates and Class B Series 2001-7 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-7 Certificates") and

         . Class A Series 2002-1 Floating Rate Asset Backed Certificates and Class B Series 2002-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-1 Certificates").

         The Class A Series 1996-1 6.80% Asset Backed Certificates and Class B Series 1996-1 6.95% Asset Backed Certificates were paid in full May 15, 2001.

         Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 2001 or, as applicable, the amount of such items as of December 25, 2001. This annual report is filed herewith as
Exhibit 99.3.



Item 2.  Properties

         See Exhibit 99.3.



Item 3.  Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets, the Servicer or the Originators, exclusive of ordinary routine litigation incidental to the Trustee's, Servicer's or Originators' duties under the Agreement.



Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

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

         (c)      Not applicable.



Item 6.  Selected Financial Data

         Not applicable.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not applicable.



Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.



Item 8.  Financial Statements and Supplementary Data

         See Exhibit 99.3.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Not applicable.



Item 11. Executive Compensation

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of Investor Certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificate on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of March 8, 2002 the following direct DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of each class of each Series outstanding on that date:

                                                         Principal
                                                         Amount of      Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS A SERIES
               1997-1 6.40%
               ASSET BACKED
               CERTIFICATES:     JP Morgan Chase Bank    $229,514,000     26.5%
                                 The Bank of New York    $104,540,000     12.1%
                                 Bankers Trust
                                   Company, N.A.          $71,573,000      8.3%
                                 Citibank, N.A.           $49,165,000      5.7%
                                 Boston Safe Deposit
                                   and Trust Company      $48,045,000      5.6%

               CLASS B SERIES
               1997-1 6.55%
               ASSET BACKED
               CERTIFICATES:     JP Morgan Chase Bank     $19,200,000     32.0%
                                 The Bank of New York     $19,000,000     31.7%
                                 State Street Bank
                                   and Trust Company      $15,650,000     26.1%

               CLASS A SERIES
               1998-1 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     JP Morgan Chase Bank    $303,480,000     36.8%
                                 Citibank, N.A.          $200,810,000     24.3%
                                 Bankers Trust
                                   Company, N.A.         $142,020,000     17.2%

               CLASS B SERIES
               1998-1 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     JP Morgan Chase Bank/
                                   CCSG                   $30,000,000     37.5%
                                 Lehman Brothers Bank,
                                   FSB                    $18,000,000     22.5%
                                 The Bank of New York     $12,000,000     15.0%
                                 Bankers Trust
                                   Company, N.A.          $10,000,000     12.5%
                                 JP Morgan Chase Bank     $10,000,000     12.5%

                                                         Principal
                                                         Amount of      Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS A SERIES
               1999-1 5.60%
               ASSET BACKED
               CERTIFICATES:     Bankers Trust
                                   Company, N.A.         $161,963,000     18.7%
                                 JP Morgan Chase Bank    $121,390,000     14.0%
                                 State Street Bank
                                   and Trust Company     $113,800,000     13.2%
                                 Boston Safe Deposit
                                   and Trust Company     $107,001,000     12.4%
                                 The Bank of New York     $51,052,000      5.9%
                                 The Northern Trust
                                   Company                $48,045,000      5.6%

               CLASS B SERIES
               1999-1 5.85%
               ASSET BACKED
               CERTIFICATES:     The Bank of New York     $37,500,000     62.5%
                                 JP Morgan Chase Bank     $17,000,000     28.3%

               CLASS A SERIES
               1999-2 5.95%
               ASSET BACKED
               CERTIFICATES:     Boston Safe Deposit
                                   and Trust Company      $62,127,000     14.4%
                                 The Bank of New York     $59,300,000     13.7%
                                 State Street Bank
                                   and Trust Company      $57,640,000     13.3%
                                 Bankers Trust
                                   Company, N.A.          $55,379,000     12.8%
                                 JP Morgan Chase Bank     $52,799,000     12.2%
                                 Citibank, N.A.           $30,500,000      6.9%
                                 BT/Suntrust Portfolio    $28,084,000      6.5%

               CLASS B SERIES
               1999-2 6.10%
               ASSET BACKED
               CERTIFICATES:     JP Morgan Chase Bank     $16,000,000     53.3%
                                 The Bank of New York      $9,800,000     32.7%
                                 Brown Brothers
                                   Harriman & Co.          $4,200,000     14.0%

               CLASS A SERIES
               1999-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     The Bank of New York    $371,850,000     45.1%
                                 State Street Bank
                                   and Trust Company     $202,560,000     24.6%
                                 Bankers Trust
                                   Company, N.A.          $92,590,000     11.2%
                                 Boston Safe, Deposit
                                   and Trust Company      $90,300,000     10.9%

                                                         Principal
                                                         Amount  of     Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS B SERIES
               1999-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     Bank One Trust
                                   Company, N.A.          $25,000,000     31.2%
                                 JP Morgan Chase Bank,
                                   CCSG                   $25,000,000     31.2%
                                 JP Morgan Chase Bank     $20,000,000     25.0%
                                 Brown Brothers
                                   Harriman & Co.          $5,000,000      6.2%
                                 Citibank, N.A.            $5,000,000      6.2%

               CLASS A SERIES
               1999-4 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     The Northern Trust
                                   Company               $116,000,000     28.1%
                                 Boston Safe Deposit
                                   and Trust Company      $91,400,000     22.1%
                                 JP Morgan Chase Bank     $65,945,000     15.9%
                                 The Bank of New York     $51,100,000     12.4%
                                 Deutsche Bank A.G.,
                                   New York Branch        $40,000,000      9.7%
                                 State Street Bank
                                   and Trust Company      $23,000,000      5.6%

               CLASS B SERIES
               1999-4 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     Bank One Trust
                                   Company, N.A.          $30,000,000     75.0%
                                 JP Morgan Chase Bank     $10,000,000     25.0%

               CLASS A SERIES
               1999-5 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     State Street Bank
                                   and Trust Company     $273,600,000     66.3%
                                 Citibank, N.A.          $113,000,000     27.4%

               CLASS B SERIES
               1999-5 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     Mizuho Trust and
                                   Banking Co. (USA)      $20,000,000     50.0%
                                 JP Morgan Chase Bank     $13,000,000     32.5%
                                 Deutsche Banc Alex.
                                   Brown  Inc.             $4,000,000     10.0%

                                                         Principal
                                                         Amount  of     Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS A SERIES
               1999-6 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     The Northern Trust
                                   Company               $132,930,000     32.2%
                                 State Street Bank
                                   and Trust Company      $81,750,000     19.8%
                                 Deutsche Bank A.G.,
                                   New York Branch        $51,250,000     12.4%
                                 The Bank of New York     $44,500,000     10.8%
                                 Investors Bank and
                                   Trust Company          $32,000,000      7.6%
                                 Brown Brothers
                                   Harriman & Co.         $27,100,000      6.6%
                                 Citibank, N.A.           $21,250,000      5.2%

               CLASS B SERIES
               1999-6 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:     Citibank, N.A.           $25,000,000     62.5%
                                 JP Morgan Chase Bank     $15,000,000     37.5%

               CLASS A SERIES
               2000-1 7.20%
               ASSET BACKED
               CERTIFICATES:     Bankers Trust
                                   Company,  N.A.         $63,795,000     14.8%
                                 JP Morgan Chase Bank     $63,430,000     14.7%
                                 State Street Bank -
                                   Trust Custody          $35,720,000      8.3%
                                 The Bank of New York     $35,420,000      8.2%
                                 The Northern Trust
                                   Company                $34,859,000      8.1%
                                 Boston Safe Deposit
                                   and Trust Company      $34,710,000      8.0%
                                 State Street Bank
                                   and Trust Company      $26,580,000      6.1%
                                 FUNB - Philadelphia
                                   Main                   $21,800,000      5.0%

               CLASS B SERIES
               2000-1 7.40%
               ASSET BACKED
               CERTIFICATES:     State Street Bank
                                   and Trust Company      $14,000,000     46.7%
                                 JP Morgan Chase Bank      $6,850,000     22.8%
                                 Citibank, N.A.            $5,000,000     16.7%
                                 State Street Bank -
                                   Bank Portfolio          $3,325,000     11.1%

                                                         Principal
                                                         Amount  of     Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS A SERIES
               2000-2 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      State Street Bank
                                   and Trust Company     $172,325,000     41.8%
                                 JP Morgan Chase Bank    $133,400,000     32.3%
                                 Bankers Trust
                                   Company, N.A.          $46,025,000     11.2%
                                 Boston Safe Deposit
                                   and Trust Company      $21,400,000      5.2%

               CLASS B SERIES
               2000-2 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Bankers Trust
                                   Company, N.A.          $25,000,000     62.5%
                                 Bank One Trust
                                   Company, N.A.          $13,000,000     32.5%
                                 The Northern Trust
                                   Company                 $2,000,000      5.0%

               CLASS A SERIES
               2000-3 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      State Street Bank
                                   and Trust Company     $306,000,000     37.1%
                                 Boston Safe Deposit
                                   and Trust Company     $246,900,000     29.9%
                                 JP Morgan Chase Bank     $82,740,000     10.0%
                                 Citibank, N.A.           $76,800,000      9.3%

               CLASS B SERIES
               2000-3 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Mizuho Trust and
                                   Banking Co. (USA)      $30,000,000     37.5%
                                 JP Morgan Chase Bank     $22,500,000     28.1%
                                 Bank One Trust
                                   Company, N.A.          $15,000,000     18.8%
                                 Bank of Tokyo -
                                   Mitsubishi Trust
                                   Company                $10,000,000     12.5%

                                                         Principal
                                                         Amount  of     Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS A SERIES
               2000-4 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Bank of Tokyo -
                                   Mitsubishi Trust
                                   Company             $1,000,000,000      100%

               CLASS B SERIES
               2000-4 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      JP Morgan Chase Bank     $48,970,000     50.5%
                                 Bank of Tokyo -
                                   Mitsubishi Trust
                                   Company                $48,000,000     49.5%
               CLASS A SERIES
               2000-5 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Boston Safe Deposit
                                   and Trust Company     $195,000,000     30.0%
                                 State Street Bank
                                   and Trust Company     $167,325,000     25.7%
                                 Merrill Lynch,
                                   Pierce, Fenner &
                                   Smith Safekeeping      $95,000,000     14.6%
                                 The Northern Trust
                                   Company                $72,000,000     11.1%
                                 JP Morgan Chase Bank     $48,500,000      7.5%

               CLASS B SERIES
               2000-5 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      JP Morgan Chase Bank     $27,030,000     42.9%
                                 Bank One Trust
                                   Company, N.A.          $14,000,000     22.2%
                                 Barclays Capital Inc./
                                   Barclays Capital Inc.
                                   Fixed Income           $12,000,000     19.0%
                                 Citibank, N.A.           $10,000,000     15.9%

                                                         Principal
                                                         Amount  of     Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS A SERIES
               2001-1 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      State Street Bank
                                   and Trust Company     $229,000,000     37.0%
                                 Boston Safe Deposit
                                   and Trust Company     $132,000,000     21.3%
                                 JP Morgan Chase Bank    $130,000,000     21.0%
                                 Bankers Trust
                                   Company, N.A.          $70,000,000     11.3%
                                 Citibank, N.A.           $36,750,000      5.9%


               CLASS B SERIES
               2001-1 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Merrill Lynch,
                                   Pierce, Fenner &
                                   Smith Safekeeping      $20,000,000     33.3%
                                 The Bank of New York     $10,000,000     16.7%
                                 Bankers Trust
                                   Company, N.A.          $10,000,000     16.7%
                                 Bank of Tokyo -
                                   Mitsubishi Trust
                                   Company                $10,000,000     16.7%
                                 JP Morgan Chase Bank     $10,000,000     16.7%

               CLASS A SERIES
               2001-2 5.53%
               ASSET BACKED
               CERTFICATES:      Boston Safe Deposit
                                   and Trust Company      $53,400,000     24.7%
                                 State Street Bank
                                   and Trust Company      $38,765,000     17.9%
                                 The Bank of New York     $25,645,000     11.9%
                                 Bankers Trust
                                   Company, N.A.          $22,350,000     10.3%
                                 JP Morgan Chase Bank     $21,985,000     10.2%
                                 The Northern Trust
                                   Company                $11,955,000      5.5%

               CLASS B SERIES
               2001-2 5.83%
               ASSET BACKED
               CERTFICATES:      JP Morgan Chase Bank     $13,000,000     86.7%
                                 State Street Bank -
                                   Bank Portfolio          $2,000,000     13.3%

                                                         Principal
                                                         Amount  of     Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS A SERIES
               2001-3 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      State Street Bank
                                   and Trust Company     $199,250,000     32.3%
                                 The Northern Trust
                                   Company               $115,000,000     18.6%
                                 Bankers Trust
                                   Company, N.A.         $100,000,000     16.2%
                                 JP Morgan Chase Bank     $65,000,000     10.5%
                                 Boston Safe Deposit
                                   and Trust Company      $64,000,000     10.3%
                                 Harris Trust and
                                   Savings Bank           $35,000,000      5.7%

               CLASS B SERIES
               2001-3 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Mizuho Trust and
                                   Banking Co. (USA)      $20,000,000     33.3%
                                 The Bank of New York     $10,000,000     16.7%
                                 Bankers Trust
                                   Company, N.A.          $10,000,000     16.7%
                                 Bank One Trust
                                   Company, N.A.          $10,000,000     16.7%
                                 Boston Safe Deposit
                                   and Trust Company      $10,000,000     16.7%

               CLASS A SERIES
               2001-4 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Boston Safe Deposit
                                   and Trust Company     $189,000,000     31.6%
                                 Bankers Trust
                                   Company, N.A.          $96,498,000     16.1%
                                 The Northern Trust
                                   Company                $92,100,000     15.4%
                                 Merrill Lynch,
                                   Pierce, Fenner &
                                   Smith Safekeeping      $52,309,122      8.7%
                                 Citibank, N.A.           $45,000,000      7.5%
                                 JP Morgan Chase Bank     $30,000,000      5.0%

                                                         Principal
                                                         Amount  of     Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS B SERIES
               2001-4 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Bank of Tokyo -
                                   Mitsubishi Trust
                                   Company                $18,000,000     31.0%
                                 Bank One Trust
                                   Company,  N.A.         $15,000,000     25.9%
                                 Bankers Trust
                                   Company, N.A.          $15,000,000     25.9%
                                 The Bank of New York     $10,000,000     17.2%

               CLASS A SERIES
               2001-5 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Citibank, N.A.          $125,500,000      30.3%
                                 JP Morgan Chase Bank/
                                   Correspondence
                                   Clearing Services      $55,000,000     13.3%
                                 Harris Trust and
                                   Savings Bank           $50,000,000     12.1%
                                 State Street Bank
                                   and Trust Company      $39,825,000      9.7%
                                 USBNA/Trust Company      $29,750,000      7.2%
                                 Brown Brothers
                                   Harriman & Co.         $25,000,000      6.1%
                                 FUNB - Main
                                   Philadelphia           $25,000,000      6.1%

               CLASS B SERIES
               2001-5 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Mizuho Trust and
                                   Banking Co. (USA)      $20,000,000     50.0%
                                 JP Morgan Chase Bank     $13,000,000     32.5%
                                 The Bank of New York      $7,000,000     17.5%

               CLASS A SERIES
               2001-6 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Merrill Lynch,
                                   Pierce, Fenner &
                                   Smith Safekeeping     $125,500,000     21.7%
                                 JP Morgan Chase Bank    $125,000,000     21.6%
                                 Bankers Trust
                                   Company, N.A.         $100,000,000     17.3%
                                 The Northern Trust
                                   Company                $95,000,000     16.4%
                                 Boston Safe Deposit
                                   and Trust Company      $62,000,000     10.7%

                                                         Principal
                                                         Amount  of     Percent
                                 Name                    Certificates   of Class
                                 ----                    ------------   --------
               CLASS B SERIES
               2001-6 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      JP Morgan Chase Bank     $30,800,000     55.0%
                                 Bankers Trust
                                   Company, N.A.          $20,000,000     35.7%
                                 Brown Brothers
                                   Harriman & Co.          $5,200,000      9.3%

               CLASS A SERIES
               2001-7 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Merrill Lynch,
                                   Pierce, Fenner &
                                   Smith Safekeeping     $233,000,000     43.4%
                                 JP Morgan Chase Bank/
                                   CCSG                  $111,500,000     20.8%
                                 JP Morgan Chase Bank     $70,000,000     13.1%
                                 Citibank, N.A.           $40,000,000      7.5%

               CLASS B SERIES
               2001-7 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Bank of New York         $15,000,000     28.8%
                                 JP Morgan Chase Bank     $15,000,000     28.8%
                                 Bankers Trust
                                   Company, N.A.          $12,000,000     23.1%
                                 Bank of Tokyo -
                                   Mitsubishi Trust
                                   Company                $10,000,000     19.2%

               CLASS A SERIES
               2002-1 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      Bankers Trust
                                   Company, N.A.          $30,000,000     40.8%
                                 JP Morgan Chase Bank     $17,600,000     23.9%
                                 The Bank of New York     $14,000,000     19.0%
                                 JP Morgan Chase Bank/
                                   CCSG 2                 $12,000,000     16.3%

               CLASS B SERIES
               2002-1 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:      JP Morgan Chase Bank    $344,950,000     45.4%
                                 Citibank, N.A.          $165,000,000     21.7%
                                 The Bank of New York    $120,700,000     15.9%

         The address of each of the above participants is:

         c/o The Depository Trust Company
         55 Water Street
         New York, New York  10041

         (b)   Not applicable.

         (c)   Not applicable.



Item 13. Certain Relationships and Related Transactions

         The Bank of New York acts as Trustee under the Agreement.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   Financial Statements:

               1. Annual Servicing Statement Delivered to the Trustee (filed as Exhibit 99.1).

               2.   Annual  Accountant's  Report of Ernst & Young LLP  (filed as
                    Exhibit 99.2).

               3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).


         (b)   Reports on Form 8-K:

               The Trust has filed the following reports on Form 8-K since March 30, 2001:

               1. Form 8-K, dated March 23, 2001, attaching the Series 2001-2 Supplement, dated as of March 23, 2001, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996 and announcing that on March 23, 2001, the American Express Credit Account Master Trust issued Class A 5.53% Asset Backed Certificates, Series 2001-2 and Class B 5.83% Asset Backed Certificates, Series 2001-2.

               2. Form 8-K, dated March 30, 2001, attaching the Series 2001-3 Supplement, dated as of April 3, 2001, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, also attaching the First Amendment to the Pooling and Servicing Agreement, dated as of March 30, 2001, amending the Pooling and Servicing Agreement, dated as of May 16, 1996.

               3. Form 8-K, dated April 9, 2001, attaching the Series Term Sheet, dated April 9, 2001, which sets forth the proposed issuances of the Class A Floating Rate Asset Backed Certificates, Series 2001-4, and the Class B Floating Rate Asset Backed Certificates, Series 2001-4, of the American Express Credit Account Master Trust.

               4. Form 8-K, dated April 16, 2001, attaching the Monthly Servicer's Certificate for the due period February 25, 2001 through March 26, 2001.

               5. Form 8-K, dated April 19, 2001, attaching the Series 2001-4 Supplement, dated as of April 19, 2001, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996.

               6. Form 8-K, dated April 30, 2001, attaching the Series Term Sheet, dated April 30, 2001, which sets forth the proposed issuances of the Class A Floating Rate Asset Backed Certificates, Series 2001-5, and the Class B Floating Rate Asset Backed Certificates, Series 2001-5, of the American Express Credit Account Master Trust.

               7.   Form 8-K,  dated May 9, 2001,  attaching  the Series  2001-5
                    Supplement, dated as of May 9, 2001, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996.

               8.   Form  8-K,  dated  May  15,  2001,   attaching  the  Monthly
                    Servicer's Certificate for the due period March 27, 2001 through April 25, 2001.

               9. Form 8-K, dated June 4, 2001, attaching the Series Term Sheet, dated June 4, 2001, which sets forth the proposed issuances of the Class A Floating Rate Asset Backed Certificates, Series 2001-6, and the Class B Floating Rate Asset Backed Certificates, Series 2001-6, of the American Express Credit Account Master Trust.

               10. Form 8-K, dated June 12, 2001, attaching the Series 2001-6 Supplement, dated as of June 12, 2001, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996.

               11.  Form  8-K,  dated  June  15,  2001,  attaching  the  Monthly
                    Servicer's Certificate for the due period from April 26, 2001 through May 25, 2001.

               12.  Form  8-K,  dated  July  16,  2001,  attaching  the  Monthly
                    Servicer's Certificate for the due period May 26, 2001 through June 24, 2001.

               13. Form 8-K, dated August 15, 2001, attaching the Monthly Servicer's Certificate for the due period June 25, 2001 through July 25, 2001.

               14. Form 8-K, dated August 13, 2001, attaching the Series Term Sheet, dated August 13, 2001, which sets forth the proposed issuances of the Class A Floating Rate Asset Backed Certificates, Series 2001-7, and the Class B Floating Rate Asset Backed Certificates, Series 2001-7, of the American Express Credit Account Master Trust.

               15. Form 8-K, dated July 18, 2001, attaching Assignment No. 7 of Receivables in Additional Accounts, dated as of July 18, 2001, among American Express Centurion Bank, American Express Receivables Financing Corporation II and The Bank of New York.

               16. Form 8-K, dated August 21, 2001, attaching Series 2001-7 Supplement, dated as of August 21, 2001, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, and announcing that on August 21, 2001, the American Express Credit Account Master Trust issued Class A Floating Rate Asset Backed Certificates, Series 2001-7 and Class B Floating Rate Asset Backed Certificates, Series 2001-7.

               17. Form 8-K, dated September 17, 2001, attaching the Monthly Servicer's Certificate for the due period July 26, 2001 through August 24, 2001.

               18. Form 8-K, dated October 15, 2001, attaching the Monthly Servicer's Certificate for the due period August 25, 2001 through September 24, 2001.

               19. Form 8-K, dated November 15, 2001, attaching the Monthly Servicer's Certificate for the due period September 25, 2001 through October 25, 2001.

               20. Form 8-K, dated December 17, 2001, attaching the Monthly Servicer's Certificate for the due period October 26, 2001 through November 25, 2001.

               21. Form 8-K, dated January 15, 2002, attaching the Monthly Servicer's Certificate for the due period November 26, 2001 through December 25, 2001.

               22. Form 8-K, dated January 25, 2002, attaching Assignment No. 8 of Receivables in Additional Accounts, dated as of January 25, 2002, among American Express Centurion Bank, American Express Receivables Financing Corporation II and The Bank of New York.

               23. Form 8-K, dated February 11, 2002, attaching the Series Term Sheet, dated February 11, 2002, which sets forth the proposed issuances of the Class A Floating Rate Asset Backed Certificates, Series 2002-1, and the Class B Floating Rate Asset Backed Certificates, Series 2002-1, of the American Express Credit Account Master Trust.

               24. Form 8-K, dated February 15, 2002, attaching the Monthly Servicer's Certificate for the due period December 26, 2001 through January 25, 2002.

               25. Form 8-K, dated February 21, 2002, attaching the Series 2002-1 Supplement, dated as of February 21, 2002, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996 and announcing that on February 21, 2002, the American Express Credit Account Master Trust issued Class A Floating Rate Asset Backed Certificates, Series 2002-1 and Class B Floating Rate Asset Backed Certificates, Series 2002-1.

               26. Form 8-K, dated March 15, 2002, attaching the Monthly Servicer's Certificate for the due period January 26, 2002 through February 24, 2002.



         (c)   Exhibits:

               4.1 Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 4.1 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

               4.2 First Amendment to the Pooling and Servicing Agreement, dated as of March 30, 2001, amending the Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 5.2 of Form 8-K, dated as of March 30, 2001, File No. 000-20787).

               4.3 Supplemental Assumption Agreement, dated as of June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated as of July 15, 1996, File No. 000-20787).

               4.4 Assignment No. 1 of Receivables in Additional Accounts, dated as of August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated as of August 15, 1997, File No. 000-20787).

               4.5 Assignment No. 3 of Receivables in Additional Accounts, dated as of September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit
                    99.1 of Form 8-K, dated as of September 1, 1999, File No. 000-20787).

               4.6 Assignment No. 4 of Receivables in Additional Accounts, dated as of May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of May 19, 2000, File No. 000-20787).

               4.7 Assignment No. 5 of Receivables in Additional Accounts, dated as of August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of August 8, 2000, File No. 000-20787).

               4.8 Assignment No. 6 of Receivables in Additional Accounts, dated as of March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of March 27, 2001, File No. 000-20787).

               4.9 Assignment No. 7 of Receivables in Additional Accounts, dated as of July 18, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of July 18, 2001, File No. 000-20787).

               4.10 Assignment No. 8 of  Receivables in Additional  Accounts,
                    dated as of January 25, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of January 25, 2002, File No. 000-20787).

               4.11 Supplemental  Conveyance  No. 1, dated as of August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated as of August 15, 1997, File No. 000-20787).

               4.12 Supplemental  Conveyance  No. 3, dated as of  September  13,
                    1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated as of September 21, 1999, File No. 000-20787).

               4.13 Supplemental  Conveyance No. 4, dated as of May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of May 19, 2000, File No. 000-20787).

               4.14 Supplemental  Conveyance  No. 5, dated as of August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of August 8, 2000, File No. 000-20787).

               4.15 Supplemental Conveyance No. 6, dated as of March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of March 27, 2001, File No. 000-20787).

               4.16 Series  1997-1  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of August 28, 1997 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 16, 1997, File No. 000-20787).

               4.17 Series  1998-1  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of June 23, 1998 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 15, 1998, File No. 000-20787).

               4.18 Series  1999-1  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of April 21, 1999 (incorporated by reference to Exhibit 4.1 of Form 8-A12G, dated as of April 21, 1999, File No. 000-20787).

               4.19 Series  1999-2  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of May 19, 1999, File No. 000-20787).

               4.20 Series  1999-3  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated as of May 19, 1999, File No. 000-20787).

               4.21 Series  1999-4  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of August 17, 1999, File No. 000-20787).

               4.22 Series  1999-5  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated as of August 17, 1999, File No. 000-20787).

               4.23 Series  1999-6  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of September 16, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 16, 1999, File No. 000-20787).

               4.24 Series  2000-1  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of February 16, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 16, 2000, File No. 000-20787).

               4.25 Series  2000-2  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of February 16, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of February 16, 2000, File No. 000-20787).

               4.26 Series  2000-3  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of May 3, 2000, File No. 000-20787).

               4.27 Series  2000-4  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of June 22, 2000, File No. 000-20787).

               4.28 Series  2000-5  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 15, 2000, File No. 000-20787).

               4.29 Series  2001-1  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 23, 2001, File No. 000-20787).

               4.30 Series  2001-2  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of March 23, 2001, File No. 000-20787).

               4.31 Series  2001-3  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of April 3, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of March 30, 2001, File No. 000-20787).

               4.32 Series  2001-4  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of April 19, 2001, File No. 000-20787).

               4.33 Series  2001-5  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of May 9, 2001, File No. 000-20787).

               4.34 Series  2001-6  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of June 12, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of June 12, 2001, File No. 000-20787).

               4.35 Series  2001-7  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of August 21, 2001, File No. 000-20787).

               4.36 Series  2002-1  Supplement  to  the  Pooling  and  Servicing
                    Agreement, dated as of February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of February 21, 2002, File No. 000-20787).

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

               24.1 Power of Attorney for American Express Centurion Bank.

               24.2 Power of Attorney for American Express Receivables Financing
                    Corporation II.

               99.1 Annual Servicing Statement Delivered to the Trustee.

               99.2 Annual Accountant's Report of Ernst & Young LLP.

               99.3 Annual  Report  Containing  Aggregate  Information  for  the
                    Fiscal Year.

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

                                    AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

                                    AMERICAN EXPRESS CENTURION BANK,
                                    Co-Originator of the Trust and Registrant

                                    By: /s/ Daniel L. Follett
                                        ------------------------------------
                                        Daniel L. Follett
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

               *
--------------------------------
Ashwini Gupta                               Director and Chairman

               *
--------------------------------
David E. Poulsen                            Director, President and
                                            Chief Executive Officer
               *
 --------------------------------
Maria J. Garciaz                            Director

               *
--------------------------------
Bill Isaac                                  Director

               *
--------------------------------
Peter A. Lefferts                           Director

               *
--------------------------------
Raymond F. Pettit                           Director

               *
--------------------------------
Frank L. Skillern                           Director

               *
--------------------------------
Jay Stevelman                               Director

               *
--------------------------------
Roslyn M. Watson                            Director



* By: /s/ John Hobby
       ------------------------
       John Hobby
       Attorney-in-Fact


Dated:  March 28, 2002

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


                                    AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

                                    AMERICAN EXPRESS RECEIVABLES FINANCING
                                    CORPORATION II,
                                    Co-Originator of the Trust and Registrant

                                    By:  /s/ Leslie R. Scharfstein
                                        ----------------------------------------
                                        Leslie R. Scharfstein
                                        President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.



               *
------------------------------------
Leslie R. Scharfstein                       President
                                            (Principal Executive Officer)


               *
------------------------------------
John D. Koslow                              Vice President and Treasurer
                                            (Principal Finance Officer and
                                            Principal Accounting Officer)
                                            Director
               *
------------------------------------
Donald J. Puglisi                           Director



               *
------------------------------------
Jay B. Stevelman                            Director






* By:     /s/ Leslie R. Scharfstein
       ------------------------------
           Leslie R. Scharfstein
           Attorney-in-Fact


Dated:  March 28, 2002

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).


4.1 Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 4.1 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

4.2 First Amendment to the Pooling and Servicing Agreement, dated as of March 30, 2001, amending the Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 5.2 of Form 8-K, dated as of March 30, 2001, File No. 000-20787).

4.3 Supplemental Assumption Agreement, dated as of June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated of as July 15, 1996, File No. 000-20787).

4.4 Assignment No. 1 of Receivables in Additional Accounts, dated as of August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated as of August 15, 1997, File No. 000-20787).

4.5 Assignment No. 3 of Receivables in Additional Accounts, dated as of September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated as of September 1, 1999, File No. 000-20787).

4.6 Assignment No. 4 of Receivables in Additional Accounts, dated as of May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of May 19, 2000, File No. 000-20787).

4.7 Assignment No. 5 of Receivables in Additional Accounts, dated as of August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of August 8, 2000, File No. 000-20787).

4.8 Assignment No. 6 of Receivables in Additional Accounts, dated as of March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of March 27, 2001, File No. 000-20787).

4.9 Assignment No. 7 of Receivables in Additional Accounts, dated as of July 18, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of July 18, 2001, File No. 000-20787).

4.10 Assignment No. 8 of Receivables in Additional Accounts, dated as of January 25, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of January 25, 2002, File No. 000-20787).


4.11 Supplemental Conveyance No. 1, dated as of August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated as of August 15, 1997, File No. 000-20787).

4.12 Supplemental Conveyance No. 3, dated as of September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated as of September 21, 1999, File No. 000-20787).

4.13 Supplemental Conveyance No. 4, dated as of May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of May 19, 2000, File No. 000-20787).

4.14 Supplemental Conveyance No. 5, dated as of August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of May 19, 2000, File No. 000-20787).

4.15 Supplemental Conveyance No. 6, dated as of March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of March 27, 2001, File No. 000-20787).

4.16 Series 1997-1 Supplement to the Pooling and Servicing Agreement, dated as of August 28, 1997 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 16, 1997, File No. 000-20787).

4.17 Series 1998-1 Supplement to the Pooling and Servicing Agreement, dated as of June 23, 1998 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 15, 1998, File No. 000-20787).

4.18 Series 1999-1 Supplement to the Pooling and Servicing Agreement, dated as of April 21, 1999 (incorporated by reference to Exhibit 4.1 of Form 8-A12G, dated as of April 21, 1999, File No. 000-20787).

4.19 Series 1999-2 Supplement to the Pooling and Servicing Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of May 19, 1999, File No. 000-20787).

4.20 Series 1999-3 Supplement to the Pooling and Servicing Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated as of May 19, 1999, File No. 000-20787).

4.21 Series 1999-4 Supplement to the Pooling and Servicing Agreement, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of August 17, 1999, File No. 000-20787).

4.22 Series 1999-5 Supplement to the Pooling and Servicing Agreement, dated as of August 17 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated as of August 17, 1999, File No. 000-20787).

4.23 Series 1999-6 Supplement to the Pooling and Servicing Agreement, dated as of September 16, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 16, 1999, File No. 000-20787).

4.24 Series 2000-1 Supplement to the Pooling and Servicing Agreement, dated as of February 16, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 16, 2000, File No. 000-20787).

4.25 Series 2000-2 Supplement to the Pooling and Servicing Agreement, dated as of February 16, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of February 16, 2000, File No. 000-20787).

4.26 Series 2000-3 Supplement to the Pooling and Servicing Agreement, dated as of May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of May 3, 2000, File No. 000-20787).

4.27 Series 2000-4 Supplement to the Pooling and Servicing Agreement, dated as of June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of June 22, 2000, File No. 000-20787).

4.28 Series 2000-5 Supplement to the Pooling and Servicing Agreement, dated as of September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 15, 2000, File No. 000-20787).

4.29 Series 2001-1 Supplement to the Pooling and Servicing Agreement, dated as of February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 23, 2001, File No. 000-20787).

4.30 Series 2001-2 Supplement to the Pooling and Servicing Agreement, dated as of March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of March 23, 2001, File No. 000-20787).

4.31 Series 2001-3 Supplement to the Pooling and Servicing Agreement, dated as of April 3, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of March 30, 2001, File No. 000-20787).

4.32 Series 2001-4 Supplement to the Pooling and Servicing Agreement, dated as of April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of April 19, 2001, File No. 000-20787).

4.33 Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated as of May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of May 9, 2001, File No. 000-20787).

4.34 Series 2001-6 Supplement to the Pooling and Servicing Agreement, dated as of June 12, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of June 12, 2001, File No. 000-20787).

4.35 Series 2001-7 Supplement to the Pooling and Servicing Agreement, dated as of August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of August 21, 2001, File No. 000-20787).

4.36 Series 2002-1 Supplement to the Pooling and Servicing Agreement, dated as of February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of February 21, 2002, File No. 000-20787).

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

99.3*    Annual Report Containing Aggregate Information for the Fiscal Year.