Form 10-K
period 2003-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CENTURION BANK; AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
filed 2004-03-30
CIK 949349, 949348, 1003509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission File No. 000-20787-07

                         AMERICAN EXPRESS CENTURION BANK
         As Co-Originator of the Trust and a Transferor and on behalf of
                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                            (Issuer of Certificates)
             (Exact name of registrant as specified in its charter)

            Utah                                               11-2869526
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

4315 South 2700 West, Salt Lake City, Utah                       84184
 (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (801) 945-5000

              AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II
         As Co-Originator of the Trust and a Transferor and on behalf of
                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                            (Issuer of Certificates)
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

        Registrant's telephone number, including area code (212) 640-2357

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
         Class A Series 1999-1 5.60% Asset Backed Certificates
         Class B Series 1999-1 5.85% Asset Backed Certificates
         Class A Series 1999-2 5.95% Asset Backed Certificates
         Class B Series 1999-2 6.10% Asset Backed Certificates
         Class A Series 1999-3 Floating Rate Asset Backed Certificates Class B Series 1999-3 Floating Rate Asset Backed Certificates Class A Series 1999-5 Floating Rate Asset Backed Certificates Class B Series 1999-5 Floating Rate Asset Backed Certificates Class A Series 2000-1 7.20% Asset Backed Certificates
         Class B Series 2000-1 7.40% Asset Backed Certificates
         Class A Series 2000-2 Floating Rate Asset Backed Certificates Class B Series 2000-2 Floating Rate Asset Backed Certificates Class A Series 2000-3 Floating Rate Asset Backed Certificates Class B Series 2000-3 Floating Rate Asset Backed Certificates Class A Series 2000-4 Floating Rate Asset Backed Certificates Class B Series 2000-4 Floating Rate Asset Backed Certificates Class A Series 2000-5 Floating Rate Asset Backed Certificates Class B Series 2000-5 Floating Rate Asset Backed Certificates Class A Series 2001-1 Floating Rate Asset Backed Certificates Class B Series 2001-1 Floating Rate Asset Backed Certificates Class A Series 2001-2 5.53% Asset Backed Certificates
         Class B Series 2001-2 5.83% Asset Backed Certificates
         Class A Series 2001-3 Floating Rate Asset Backed Certificates Class B Series 2001-3 Floating Rate Asset Backed Certificates Class A Series 2001-4 Floating Rate Asset Backed Certificates Class B Series 2001-4 Floating Rate Asset Backed Certificates Class A Series 2001-5 Floating Rate Asset Backed Certificates Class B Series 2001-5 Floating Rate Asset Backed Certificates Class A Series 2001-6 Floating Rate Asset Backed Certificates Class B Series 2001-6 Floating Rate Asset Backed Certificates Class A Series 2001-7 Floating Rate Asset Backed Certificates Class B Series 2001-7 Floating Rate Asset Backed Certificates Class A Series 2002-1 Floating Rate Asset Backed Certificates Class B Series 2002-1 Floating Rate Asset Backed Certificates Class A Series 2002-2 Floating Rate Asset Backed Certificates Class B Series 2002-2 Floating Rate Asset Backed Certificates Class A Series 2002-3 Floating Rate Asset Backed Certificates Class B Series 2002-3 Floating Rate Asset Backed Certificates Class A Series 2002-4 Floating Rate Asset Backed Certificates Class B Series 2002-4 Floating Rate Asset Backed Certificates Class A Series 2002-5 Floating Rate Asset Backed Certificates Class B Series 2002-5 Floating Rate Asset Backed Certificates Class A Series 2002-6 Floating Rate Asset Backed Certificates Class B Series 2002-6 Floating Rate Asset Backed Certificates Class A Series 2003-1 Floating Rate Asset Backed Certificates Class B Series 2003-1 Floating Rate Asset Backed Certificates Class A Series 2003-2 Floating Rate Asset Backed Certificates Class B Series 2003-2 Floating Rate Asset Backed Certificates Class A Series 2003-3 Floating Rate Asset Backed Certificates Class B Series 2003-3 Floating Rate Asset Backed Certificates Class A Series 2003-4 1.69% Asset Backed Certificates
         Class B Series 2003-4 1.90% Asset Backed Certificates
         Class A Series 2004-1 Floating Rate Asset Backed Certificates Class B Series 2004-1 Floating Rate Asset Backed Certificates


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X        NO
                                      ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.       [X]


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES          NO X
                                      ----        ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               INTRODUCTORY NOTE

American Express Centurion Bank and American Express Receivables Financing Corporation II are the co-originators of the registrant, the American Express Credit Account Master Trust. Pursuant to a no-action request of Centurion Bank and another affiliate to the Securities and Exchange Commission (no-action request of American Express Credit Account Master Trust publicly available December 6, 1996), the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


                                     PART I

Item 1.   Business

          Not Applicable.


Item 2.   Properties

          The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of May 16, 1996, as amended by the First Amendment to the Pooling and Servicing Agreement, dated as of March 30, 2001, among American Express Centurion Bank and American Express Receivables Financing Corporation II ("RFC II"), each as an Originator ("Originator"), American Express Travel Related Services Company, Inc. ("TRS"), as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal executive office is located at 200 Vesey Street, New York, New York, 10285. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the state of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York, 10285. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed American Express Centurion Bank ("Centurion"). Its principal executive offices are located at 4315 South 2700 West, Salt Lake City, Utah, 84184.

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

          The Trust will not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has 54 classes of Investor Certificates outstanding:

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

          . Class A Series 2001-7 Floating Rate Asset Backed Certificates and Class B Series 2001-7 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-7 Certificates");

          . Class A Series 2002-1 Floating Rate Asset Backed Certificates and Class B Series 2002-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-1 Certificates");

          . Class A Series 2002-2 Floating Rate Asset Backed Certificates and Class B Series 2002-2 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-2 Certificates");

          . Class A Series 2002-3 Floating Rate Asset Backed Certificates and Class B Series 2002-3 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-3 Certificates");

          . Class A Series 2002-4 Floating Rate Asset Backed Certificates and Class B Series 2002-4 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-4 Certificates");

          . Class A Series 2002-5 Floating Rate Asset Backed Certificates and Class B Series 2002-5 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-5 Certificates");

          . Class A Series 2002-6 Floating Rate Asset Backed Certificates and Class B Series 2002-6 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-6 Certificates");

          . Class A Series 2003-1 Floating Rate Asset Backed Certificates and Class B Series 2003-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2003-1 Certificates");

          . Class A Series 2003-2 Floating Rate Asset Backed Certificates and Class B Series 2003-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2003-2 Certificates");

          . Class A Series 2003-3 Floating Rate Asset Backed Certificates and Class B Series 2003-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2003-3 Certificates");

          . Class A Series 2003-4 1.69% Asset Backed Certificates and Class B Series 2003-4 1.90% Rate Asset Backed Certificates (collectively, the "Series 2003-4 Certificates"); and

          . Class A Series 2004-1 Floating Rate Asset Backed Certificates and Class B Series 2004-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2004-1 Certificates").

          The Class A Series 1998-1 Floating Rate Asset Backed Certificates and the Class B Series 1998-1 Floating Rate Asset Backed Certificates were paid in full June 16, 2003.

          Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 2003 or, as applicable, the amount of such items as of December 25, 2003. This annual report is filed herewith as
Exhibit 99.3.


Item 3.   Legal Proceedings

          The Registrant knows of no material legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets, the Servicer or the Originators, exclusive of ordinary routine litigation incidental to the Trustee's, Servicer's or Originators' duties under the Agreement.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          (a) The Registrant has no voting stock or class of common stock outstanding as of the date of this report. To the Registrant's knowledge, there is no established public trading market for the Investor Certificates.

          (b) The Certificates representing investors' interests in the Trust were delivered in book-entry form through the facilities of the Depository Trust Company ("DTC") and the nominee for DTC, Cede & Co., is the sole registered holder of the Certificates.

          (c)  Not Applicable.


Item 6.   Selected Financial Data

          Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable.


Item 8.   Financial Statements and Supplementary Data

          Not Applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


Item 9A.  Controls and Procedures

          Not Applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

          Not applicable.


Item 11.  Executive Compensation

          Not applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of Investor Certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificate on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of March 4, 2004 the following direct DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of each class of each Series outstanding on that date. Information on DTC participants' held positions is provided by DTC.


                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               1999-1 5.60%
               ASSET BACKED
               CERTIFICATES:    State Street Bank
                                  and Trust Company    $294,164,000       34.00%

                                Mellon Trust Company   $113,293,000       13.10%

                                JP Morgan Chase         $97,196,000       11.24%

                                Bank of New York        $45,261,000        5.23%


               CLASS B SERIES
               1999-1 5.85%
               ASSET BACKED
               CERTIFICATES:    Bank of New York        $38,500,000       64.16%

                                State Street Bank
                                  and Trust Company     $19,000,000       31.66%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               1999-2 5.95%
               ASSET BACKED
               CERTIFICATES:    JP Morgan Chase         $85,741,000       19.82%

                                State Street Bank
                                  and Trust Company     $75,045,000       17.35%

                                Investors Bank          $38,800,000        8.97%

                                Citibank, NA            $37,925,000        8.77%

                                Bank of New York        $36,614,000        8.46%

                                Mellon Trust Company    $32,893,000        7.60%


               CLASS B SERIES
               1999-2 6.10%
               ASSET BACKED
               CERTIFICATES:    JP Morgan Chase         $16,000,000       53.33%

                                Bank of  New York        $9,800,000       32.67%

                                Brown Brothers
                                  Harriman               $4,200,000       14.00%


               CLASS A SERIES
               1999-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Northern Trust
                                  Company              $227,000,000       27.51%

                                State Street Bank
                                  and Trust Company    $202,400,000       24.53%

                                Bank of New York       $114,000,000       13.82%

                                Citibank, NA           $111,750,000       13.54%

                                JP Morgan Chase Bank/
                                  Broker                $95,000,000       11.51%


               CLASS B SERIES
               1999-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase         $50,000,000       62.50%

                                Mellon Trust Company    $25,000,000       31.25%

                                Citibank, NA             $5,000,000        6.25%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               1999-5 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    State Street Bank
                                  and Trust Company    $266,500,000       64.60%

                                Bank of New York        $69,225,000       16.78%

                                JP Morgan Chase         $40,975,000        9.93%


               CLASS B SERIES
               1999-5 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase         $33,000,000       82.50%

                                Mellon Trust Company     $6,550,000       16.37%


               CLASS A SERIES
               2000-1 7.20%
               ASSET BACKED
               CERTIFICATES:    State Street Bank
                                  and Trust Company    $104,331,000       24.12%

                                JP Morgan Chase         $73,737,000       17.04%

                                Bank of New York        $54,930,000       12.70%

                                Mellon Trust Company    $30,673,000        7.10%

                                WBNA-Main               $25,680,000        5.93%

                                Northern Trust
                                  Company               $24,984,000        5.77%


               CLASS B SERIES
               2000-1 7.40%
               ASSET BACKED
               CERTIFICATES:    State Street Bank
                                  and Trust Company     $14,000,000       46.66%

                                JP Morgan Chase         $10,175,000       33.91%

                                Citibank, NA             $5,000,000       16.66%


               CLASS A SERIES
               2000-2 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:     State Street Bank
                                  and Trust Company    $314,913,000       76.34%

                                JP Morgan Chase         $27,597,000        6.69%

                                DBTC America            $23,000,000        5.57%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS B SERIES
               2000-2 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    DBTC America            $25,000,000       65.50%

                                Northern Trust
                                  Company                $3,290,000        8.22%

                                JP Morgan Chase          $3,055,000        7.64%

                                State Street Bank
                                  and Trust Company      $2,860,000        7.15%

                                Bank of New York         $2,345,000        5.86%

                                Mellon Trust Company     $2,205,000        5.51%


               CLASS A SERIES
               2000-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    State Street Bank
                                  and Trust Company    $345,135,000       41.83%

                                Bank of New York       $156,610,000       18.98%

                                JP Morgan Chase        $131,115,000       15.89%

                                Northern Trust
                                  Company               $78,210,000        9.48%

                                Citibank, NA            $70,000,000        8.48%


               CLASS B SERIES
               2000-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Bank of New York        $38,000,000       47.50%

                                JP Morgan Chase         $22,500,000       28.12%

                                Bank of Tokyo -
                                  Mitsubishi            $10,000,000       12.50%

                                Wells Fargo              $5,000,000        6.25%


               CLASS A SERIES
               2000-4 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Bank of Tokyo -
                                  Mitsubishi         $1,000,000,000         100%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS B SERIES
               2000-4 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase         $48,970,000       50.50%

                                Bank of Tokyo -
                                  Mitsubishi            $48,000,000       49.50%


               CLASS A SERIES
               2000-5 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:     Citibank, NA           $174,755,230       26.88%

                                State Street Bank
                                  and Trust Company    $139,253,770       21.42%

                                Northern Trust
                                  Company               $78,917,000       12.14%

                                JP Morgan Chase         $73,685,000       11.33%

                                Bank of New York/
                                  Wachovia              $70,295,000       10.81%


               CLASS B SERIES
               2000-5 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:     JP Morgan Chase         $46,530,000       73.82%

                                Mellon Trust Company    $16,500,000       26.18%


               CLASS A SERIES
               2001-1 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:     State Street Bank
                                  and Trust Company    $338,993,000       54.78%

                                JP Morgan Chase         $73,000,000       11.80%

                                Dresdner                $72,315,000       11.68%

                                Citibank, NA            $41,400,000        6.69%


               CLASS B SERIES
               2001-1 FLOATING
               RATE ASSET
               BACKED
               CERTFICATES:     ML SFKPG                $20,000,000       33.33%

                                JP Morgan Chase         $20,000,000       33.33%

                                DBTC America            $10,000,000       16.67%

                                Bank of Tokyo -
                                  Mitsubishi            $10,000,000       16.67%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2001-2 5.53%
               ASSET BACKED
               CERTIFICATES:    State Street Bank
                                  and Trust Company     $57,820,000       26.74%

                                JP Morgan Chase         $45,970,000       21.26%

                                Mellon Trust Company    $37,990,000       17.57%

                                Bank of New York        $18,895,000        8.74%

                                Northern Trust
                                  Company               $14,475,000        6.69%


               CLASS B SERIES
               2001-2 5.83%
               ASSET BACKED
               CERTIFICATES:    JP Morgan Chase         $15,000,000         100%


               CLASS A SERIES
               2001-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    State Street Bank
                                  and Trust Company    $249,250,000       40.28%

                                Northern Trust
                                  Company              $165,000,000       26.67%

                                DBTC America            $60,000,000        9.69%

                                Mellon Trust Company    $35,000,000        5.65%

                                Harris Trust            $35,000,000        5.65%


               CLASS B SERIES
               2001-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Citibank, NA            $20,000,000       33.33%

                                DBTC America            $10,000,000       16.67%

                                Mellon Trust Company    $10,000,000       16.67%

                                Bank of New York        $10,000,000       16.67%

                                JP Morgan Chase         $10,000,000       16.67%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2001-4 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Bank of New York       $122,960,000       20.56%

                                Northern Trust
                                  Company               $92,000,000       15.38%

                                State Street Bank
                                  and Trust Company     $83,684,000       13.99%

                                Mellon Trust Company    $65,288,000       10.91%

                                JP Morgan Chase         $54,176,000        9.06%

                                Citibank, NA            $48,930,000        8.18%


               CLASS B SERIES
               2001-4 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Bank of Tokyo -
                                  Mitsubishi            $18,000,000       31.03%

                                JP Morgan Chase         $15,000,000       25.86%

                                Bank of New York        $10,000,000       17.24%

                                DBTC America            $10,000,000       17.24%

                                Citibank, NA             $5,000,000        8.62%


               CLASS A SERIES
               2001-5 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Citibank, NA           $123,385,000       29.91%

                                JP Morgan Chase        $120,640,000       29.24%

                                WBNA-Main               $54,425,000       13.19%

                                Harris Trust            $50,000,000       12.12%

                                US Bank NA              $29,750,000        7.21%


               CLASS B SERIES
               2001-5 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase         $33,000,000       82.50%

                                Bank of New York         $7,000,000       17.50%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2001-6 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase        $150,000,000       25.97%

                                Bank of New York       $108,000,000       18.70%

                                State Street Bank
                                  and Trust Company    $104,250,000       18.05%

                                Northern Trust
                                  Company               $95,000,000       16.45%

                                Citibank, NA            $50,000,000        8.65%

                                USB AG                  $40,000,000        6.92%


               CLASS B SERIES
               2001-6 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase         $45,880,000       81.93%

                                Brown Brothers
                                  Harriman               $5,515,000        9.85%


               CLASS A SERIES
               2001-7 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase        $325,000,000       65.60%

                                Bank of New York        $71,555,000       13.34%

                                Dresdner                $45,690,000        8.52%

                                Citibank, NA            $40,000,000        7.46%


               CLASS B SERIES
               2001-7 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Bank of New York        $15,000,000       28.85%

                                JP Morgan Chase         $15,000,000       28.85%

                                Mellon Trust Company    $12,000,000       23.07%

                                Bank of Tokyo -
                                  Mitsubishi            $10,000,000       19.23%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2002-1 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Bank of New York       $247,200,000       32.57%

                                JP Morgan Chase        $231,405,000       30.49%

                                Citibank, NA           $185,000,000       24.37%


               CLASS B SERIES
               2002-1 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    DBTC America            $30,000,000       40.76%

                                JP Morgan Chase         $17,600,000       23.91%

                                Bank of New York        $14,000,000       19.02%

                                JPM/CCS2                $12,000,000       16.30%


               CLASS A SERIES
               2002-2 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase        $254,545,000       32.82%

                                Bank of New York       $217,900,000       28.09%

                                State Street Bank
                                  and Trust Company     $90,650,000       11.68%

                                Bank of New York/
                                  Wachovia              $75,000,000        9.67%

                                CitiDLRTEO              $60,000,000        7.73%


               CLASS B SERIES
               2002-2 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase         $40,200,000       53.45%

                                JPM/CCS2                $10,000,000       13.29%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2002-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase        $232,000,000       30.56%

                                Bank of New York       $224,490,000       29.57%

                                State Street Bank
                                  and Trust Company    $148,410,000       19.55%

                                Bank of New York/
                                  SO GE                 $50,000,000        6.58%

                                Citibank, NA            $50,000,000        6.58%


               CLASS B SERIES
               2002-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    State Street Bank
                                  and Trust Company     $32,600,000       44.29%

                                Mellon Trust Company    $21,000,000       28.53%

                                JP Morgan Chase         $15,000,000       20.38%

                                Citibank, NA             $5,000,000        6.79%


               CLASS A SERIES
               2002-4 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Northern Trust
                                  Company              $100,700,000       24.41%

                                Bank of New York        $77,730,000       18.84%

                                Bank of New York/
                                  Wachovia              $76,500,000       18.54%

                                JP Morgan Chase         $40,325,000        9.77%

                                Citibank, NA            $34,250,000        8.30%

                                State Street Bank
                                  and Trust Company     $31,660,000        7.67%


               CLASS B SERIES
               2002-4 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase         $30,000,000       75.00%

                                Mellon Trust Company    $10,000,000       25.00%



                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2002-5 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Citibank, NA           $223,000,000       45.05%

                                JP Morgan Chase        $129,000,000       26.06%

                                Bank of New York        $45,000,000        9.09%

                                DBTC/Frank              $40,000,000        8.08%

                                US Bank NA              $33,000,000        6.66%

                                JPM/CCS2                $25,000,000        5.05%


               CLASS B SERIES
               2002-5 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    DBTC America            $30,000,000       62.50%

                                JP Morgan Chase         $18,000,000       37.50%


               CLASS A SERIES
               2002-6 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase        $130,000,000       21.88%

                                Mellon Trust Company    $83,000,000       13.97%

                                State Street Bank
                                  and Trust Company     $76,000,000       12.79%

                                Bank of New York        $75,000,000       12.62%

                                Wells Fargo             $60,000,000       10.10%

                                Citibank, NA            $54,000,000        9.09%

                                ML SFKPG                $32,000,000        5.38%

               CLASS B SERIES
               2002-6 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    DBTC America            $20,000,000       34.72%

                                JP Morgan Chase         $13,000,000       22.56%

                                ML SFKPG                 $9,000,000       15.6%

                                Bank of Tokyo -
                                  Mitsubishi             $5,000,000        8.68%

                                State Street Bank
                                  and Trust Company      $5,000,000        8.68%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2003-1 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Bank of New York       $242,280,000       31.92%

                                JP Morgan Chase        $232,000,000       30.56%

                                State Street Bank
                                  and Trust Company     $98,710,000       13.00%

                                Mellon Trust Company    $85,000,000       11.19%

                                Investors Bank          $41,825,000         5.5%

               CLASS B SERIES
               2003-1 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase         $56,000,000       76.01%

                                Citibank, NA            $16,000,000       21.74%


               CLASS A SERIES
               2003-2 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase        $471,470,000       48.58%

                                Bank of New York       $250,000,000       25.75%

                                Citibank, NA           $153,750,000       15.84%


               CLASS B SERIES
               2003-2 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Citibank, NA            $27,000,000       30.68%

                                Sumi Trust              $20,000,000       22.72%

                                Bank of New York        $15,000,000       17.04%

                                JP Morgan Chase         $14,000,000       15.90%

                                JPM/CCS2                $12,000,000       13.63%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2003-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    Bank of New York       $259,500,000       41.93%

                                State Street Bank
                                  and Trust Company    $129,050,000       20.85%


                                JP Morgan Chase        $105,500,000       17.05%

                                Harris Trust            $47,000,000        7.59%


               CLASS B SERIES
               2003-3 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    DBTC America            $20,000,000       33.33%

                                JP Morgan Chase         $19,000,000       31.66%

                                Sumi Trust              $10,000,000       16.66%

                                WBNA - Main              $6,000,000       10.00%

                                JPM/CCS2                 $5,000,000        8.33%


               CLASS A SERIES
               2003-4 1.69%
               ASSET BACKED
               CERTIFICATES:    JP Morgan Chase        $155,205,841       26.38%

                                State Street Bank
                                  and Trust Company     $99,899,111       16.98%

                                Northern Trust
                                  Company               $72,821,000       12.38%

                                Mellon Trust Company    $69,085,000       11.74%

                                Bank of New York        $49,460,271        8.41%

               CLASS B SERIES
               2003-4 1.90%
               ASSET BACKED
               CERTIFICATES:    JP Morgan Chase         $20,300,000       49.75%

                                Bank of New York        $17,500,000       42.89%

                                State Street Bank
                                  and Trust Company     $3,000,000         7.35%




                                                       Principal
                                                       Amount of        Percent
                                Name                   Certificates     of Class
                                ----                   ------------     --------
               CLASS A SERIES
               2004-1 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase          $20,775,000      34.62%

                                Bank of New York         $16,615,000      27.69%

                                DBTC America             $15,000,000      25.00%

                                Citibank, NA              $6,470,000      10.78%


               CLASS B SERIES
               2004-1 FLOATING
               RATE ASSET
               BACKED
               CERTIFICATES:    JP Morgan Chase        $237,000,000       35.47%

                                Citibank, NA           $184,000,000       27.54%

                                Bank of New York        $57,000,000        8.53%

                                State Street Bank
                                  and Trust Company     $50,000,000        7.48%

               The address of each of the above participants is:

               (a)  c/o The  Depository  Trust Company
                    55 Water Street
                    New York, New York 10041

               (b)  Not Applicable.

               (c)  Not Applicable.


Item 13.       Certain Relationships and Related Transactions

               The Bank of New York acts as Trustee under the Agreement.


Item 14.       Principal Accounting Fees and Services

               Not Applicable.

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               (a) The following documents are filed as part of this Annual Report on Form 10-K:

                    1. Power of Attorney for American Express Centurion Bank (filed as Exhibit 24.1).

                    2. Power of Attorney for American Express Receivables Financing Corporation II (filed as Exhibit 24.2).

                    3. Annual Servicing Statement Delivered to the Trustee (filed as Exhibit 99.1).

                    4. Annual Accountant's Report of Ernst & Young LLP (filed as Exhibit 99.2).

                    5. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

                    6.   Certifications   pursuant   to   Section   302  of  the
                         Sarbanes-Oxley Act of 2002 (filed as Exhibits 99.4.1 and 99.4.2).


               (b)  Reports on Form 8-K:

                    The Trust has filed the following reports on Form 8-K since March 24, 2003:

                    1. Form 8-K, dated March 24, 2003, attaching the Series Term Sheet, dated March 24, 2003, which sets forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates, Series 2003-2, and the Class B Floating Rate Asset Backed Certificates, Series 2003-2.

                    2. Form 8-K, dated April 2, 2003, attaching the Series 2003-2 Supplement, dated April 2, 2003, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

                    3. Form 8-K, dated April 15, 2003, attaching the Monthly Servicer's Certificate for the due period February 25, 2003 through March 26, 2003.

                    4. Form 8-K, dated April 29, 2003, attaching the Series Term Sheet, dated April 29, 2003, which sets forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates, Series 2003-3, and the Class B Floating Rate Asset Backed Certificates, Series 2003-3.

                    5. Form 8-K, dated May 7, 2003, attaching the Series 2003-3 Supplement, dated May 7, 2003, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

                    6. Form 8-K, dated May 15, 2003, attaching the Monthly Servicer's Certificate for the due period March 27, 2003 through April 25, 2003.

                    7. Form 8-K, dated June 9, 2003, attaching the Series Term Sheet, dated June 9, 2003, which sets forth the proposed issuance of the Class A 1.69% Asset Backed Certificates, Series 2003-4, and the Class B 1.90% Asset Backed Certificates, Series 2003-4.

                    8. Form 8-K, dated June 16, 2003, attaching the Monthly Servicer's Certificate for the due period April 26, 2003 through May 25, 2003.

                    9. Form 8-K, dated June 18, 2003, attaching the Series 2003-4 Supplement, dated June 18, 2003, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

                    10. Form 8-K, dated July 15, 2003, attaching the Monthly Servicer's Certificate for the due period May 26, 2003 through June 25, 2003.

                    11. Form 8-K, dated August 15, 2003, attaching the Monthly Servicer's Certificate for the due period June 26, 2003 through July 26, 2003.

                    12. Form 8-K, dated September 15, 2003, attaching the Monthly Servicer's Certificate for the due period July 27, 2003 through August 25, 2003.

                    13. Form 8-K, dated October 15, 2003, attaching the Monthly Servicer's Certificate for the due period August 26, 2003 through September 25, 2003.

                    14. Form 8-K, dated October 23, 2003, attaching Assignment No. 11 of Receivables in Additional Accounts, dated as of October 23, 2003, among American Express Centurion Bank, American Express Receivables Financing Corporation II and The Bank of New York.

                    15. Form 8-K, dated November 17, 2003, attaching the Monthly Servicer's Certificate for the due period September 26, 2003 through October 25, 2003.

                    16. Form 8-K, dated December 15, 2003, attaching the Monthly Servicer's Certificate for the due period October 26, 2003 through November 24, 2003.

                    17. Form 8-K, dated January 15, 2004, attaching the Monthly Servicer's Certificate for the due period November 25, 2003 through December 25, 2003.

                    18. Form 8-K, dated February 17, 2004, attaching the Monthly Servicer's Certificate for the due period December 26, 2003 through January 26, 2004.

                    19. Form 8-K, dated March 1, 2004, attaching the Series 2004-1 Supplement, dated May 1, 2004, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

                    20. Form 8-K, dated March 15, 2004, attaching the Monthly Servicer's Certificate for the due period January 27, 2004 through February 25, 2004.


               (c) Exhibits:

                    4.1 Pooling and Servicing Agreement, dated May 16, 1996 (incorporated by reference to Exhibit 4.1 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

                    4.2 First Amendment to the Pooling and Servicing Agreement, dated March 30, 2001, amending the Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 5.2 of Form 8-K, dated March 30, 2001, File No. 000-20787).

                    4.3 Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787).

                    4.4 Assignment No. 1 of Receivables in Additional Accounts, dated August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated August 15, 1997, File No. 000-20787).

                    4.5 Assignment No. 3 of Receivables in Additional Accounts, dated September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated September 1, 1999, File No. 000-20787).

                    4.6 Assignment No. 4 of Receivables in Additional Accounts, dated May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated May 19, 2000, File No. 000-20787).

                    4.7 Assignment No. 5 of Receivables in Additional Accounts, dated August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated August 8, 2000, File No. 000-20787).

                    4.8 Assignment No. 6 of Receivables in Additional Accounts, dated March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 27, 2001, File No. 000-20787).

                    4.9 Assignment No. 7 of Receivables in Additional Accounts, dated July 18, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated July 18, 2001, File No. 000-20787).

                    4.10 Assignment No. 8 of Receivables in Additional Accounts,
                         dated January 25, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated January 25, 2002, File No. 000-20787).

                    4.11 Assignment No. 9 of Receivables in Additional Accounts,
                         dated March 14, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 14, 2002, File No. 000-20787).

                    4.12 Assignment   No.  10  of   Receivables   in  Additional
                         Accounts, dated December 11, 2002, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 11, 2002, File No. 000-20787).

                    4.13 Assignment   No.  11  of   Receivables   in  Additional
                         Accounts, dated October 23, 2003, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated October 23, 2003, File No. 000-20787).

                    4.14 Supplemental Conveyance No. 1, dated August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated August 15, 1997, File No. 000-20787).

                    4.15 Supplemental  Conveyance  No. 3,  dated  September  13,
                         1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated September 21, 1999, File No. 000-20787).

                    4.16 Supplemental  Conveyance  No. 4, dated May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated May 19, 2000, File No. 000-20787).

                    4.17 Supplemental Conveyance No. 5, dated August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated August 8, 2000, File No. 000-20787).

                    4.18 Supplemental  Conveyance No. 6, dated March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated March 27, 2001, File No. 000-20787).

                    4.19 Series  1999-1  Supplement to the Pooling and Servicing
                         Agreement, dated April 21, 1999 (incorporated by reference to Exhibit 4.1 of Form 8-A12G, dated April 21, 1999, File No. 000-20787).

                    4.20 Series  1999-2  Supplement to the Pooling and Servicing
                         Agreement, dated May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated May 19, 1999, File No. 000-20787).

                    4.21 Series  1999-3  Supplement to the Pooling and Servicing
                         Agreement, dated May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated May 19, 1999, File No. 000-20787).

                    4.22 Series  1999-5  Supplement to the Pooling and Servicing
                         Agreement, dated August 17, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated August 17, 1999, File No. 000-20787).

                    4.23 Series  2000-1  Supplement to the Pooling and Servicing
                         Agreement, dated February 16, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 16, 2000, File No. 000-20787).

                    4.24 Series  2000-2  Supplement to the Pooling and Servicing
                         Agreement, dated February 16, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 16, 2000, File No. 000-20787).

                    4.25 Series  2000-3  Supplement to the Pooling and Servicing
                         Agreement, dated May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 3, 2000, File No. 000-20787).

                    4.26 Series  2000-4  Supplement to the Pooling and Servicing
                         Agreement, dated June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated June 22, 2000, File No. 000-20787).

                    4.27 Series  2000-5  Supplement to the Pooling and Servicing
                         Agreement, dated September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated September 15, 2000, File No. 000-20787).

                    4.28 Series  2001-1  Supplement to the Pooling and Servicing
                         Agreement, dated February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 23, 2001, File No. 000-20787).

                    4.29 Series  2001-2  Supplement to the Pooling and Servicing
                         Agreement, dated March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 23, 2001, File No. 000-20787).

                    4.30 Series  2001-3  Supplement to the Pooling and Servicing
                         Agreement, dated April 3, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 30, 2001, File No. 000-20787).

                    4.31 Series  2001-4  Supplement to the Pooling and Servicing
                         Agreement, dated April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated April 19, 2001, File No. 000-20787).

                    4.32 Series  2001-5  Supplement to the Pooling and Servicing
                         Agreement, dated May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of May 9, 2001, File No. 000-20787).

                    4.33 Series  2001-6  Supplement to the Pooling and Servicing
                         Agreement, dated June 12, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated June 12, 2001, File No. 000-20787).

                    4.34 Series  2001-7  Supplement to the Pooling and Servicing
                         Agreement, dated August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated August 21, 2001, File No. 000-20787).

                    4.35 Series  2002-1  Supplement to the Pooling and Servicing
                         Agreement, dated February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated February 21, 2002, File No. 000-20787).

                    4.36 Series  2002-2  Supplement to the Pooling and Servicing
                         Agreement, dated April 25, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2002, File No. 000-20787).

                    4.37 Series  2002-3  Supplement to the Pooling and Servicing
                         Agreement, dated May 16, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2002, File No. 000-20787).

                    4.38 Series  2002-4  Supplement to the Pooling and Servicing
                         Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

                    4.39 Series  2002-5  Supplement to the Pooling and Servicing
                         Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

                    4.40 Series  2002-6  Supplement to the Pooling and Servicing
                         Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

                    4.41 Series  2003-1  Supplement to the Pooling and Servicing
                         Agreement, dated February 20, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 20, 2003, File No. 000-20787).

                    4.42 Series  2003-2  Supplement to the Pooling and Servicing
                         Agreement, dated April 2, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 2, 2003, File No. 000-20787).

                    4.43 Series  2003-3  Supplement to the Pooling and Servicing
                         Agreement, dated May 7, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 7, 2003, File No. 000-20787).

                    4.44 Series  2003-4  Supplement to the Pooling and Servicing
                         Agreement, dated June 18, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 18, 2003, File No. 000-20787).

                    4.45 Series  2004-1  Supplement to the Pooling and Servicing
                         Agreement, dated March 1, 2004, (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2004, File No. 000-20787).

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

                    24.2 Power of  Attorney  for  American  Express  Receivables
                         Financing Corporation II.

                    99.1 Annual Servicing Statement Delivered to the Trustee.

                    99.2 Annual Accountant's Report of Ernst & Young LLP.

                    99.3 Annual Report Containing Aggregate  Information for the
                         Fiscal Year.

                    99.4.1  Certification  of  Traci  L.  Memmott  pursuant  to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.4.2  Certification  of Leslie R. Scharfstein  pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN EXPRESS CREDIT
                                           ACCOUNT MASTER TRUST
                                           Registrant

                                           By: AMERICAN EXPRESS CENTURION
                                               BANK,
                                               Co-Originator of the Trust

                                           By: /s/ Traci L. Memmott
                                               ------------------------------
                                               Traci L. Memmott
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                *
----------------------------------
Ashwini Gupta                              Director and Chairman



                *
----------------------------------
Frank L. Skillern                          Director and Chairman Emeritus



/s/ L. Craig Downs
----------------------------------
L. Craig Downs
                                           Director, President and
                                           Chief Operating Officer

                *
----------------------------------
Roger O. Goldman                           Director



                *
----------------------------------
Jon C. Patton                              Director

                *
----------------------------------
Jay B. Stevelman                           Director



                *
----------------------------------
Roslyn M. Watson                           Director



* By: /s/ Tim Heine
      -----------------------------
      Tim Heine
      Attorney-in-Fact








March 24, 2004

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN EXPRESS CREDIT
                                           ACCOUNT MASTER TRUST
                                           Registrant

                                           By:  AMERICAN EXPRESS
                                                RECEIVABLES FINANCING
                                                CORPORATION II,
                                                Co-Originator of the Trust

                                           By:/s/ Leslie R. Scharfstein
                                              ---------------------------------
                                              Leslie R. Scharfstein
                                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

                *
----------------------------------
Leslie R. Scharfstein                      President
                                           (Principal Executive Officer)
                *
----------------------------------
John D. Koslow                             Vice President and Treasurer
                                           (Principal Finance Officer and
                *                          Principal Accounting Officer)
----------------------------------
Donald J. Puglisi                          Director

                *
----------------------------------
David L. Yowan                             Director


* By: /s/ Leslie R. Scharfstein
      ----------------------------
     Leslie R. Scharfstein
     Attorney-in-Fact


March 24, 2004

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

4.1 Pooling and Servicing Agreement, dated May 16, 1996 (incorporated by reference to Exhibit 4.1 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

4.2 First Amendment to the Pooling and Servicing Agreement, dated March 30, 2001, amending the Pooling and Servicing Agreement, dated May 16, 1996 (incorporated by reference to Exhibit 5.2 of Form 8-K, dated March 30, 2001, File No. 000-20787).

4.3 Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787).

4.4 Assignment No. 1 of Receivables in Additional Accounts, dated August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated August 15, 1997, File No. 000-20787).

4.5 Assignment No. 3 of Receivables in Additional Accounts, dated September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated September 1, 1999, File No. 000-20787).

4.6 Assignment No. 4 of Receivables in Additional Accounts, dated as of May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated May 19, 2000, File No. 000-20787).

4.7 Assignment No. 5 of Receivables in Additional Accounts, dated August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated August 8, 2000, File No. 000-20787).

4.8 Assignment No. 6 of Receivables in Additional Accounts, dated March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 27, 2001, File No. 000-20787).

4.9 Assignment No. 7 of Receivables in Additional Accounts, dated July 18, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated July 18, 2001, File No. 000-20787).

4.10 Assignment No. 8 of Receivables in Additional Accounts, dated January 25, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated January 25, 2002, File No. 000-20787).

4.11 Assignment No. 9 of Receivables in Additional Accounts, dated March 14, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 14, 2002, File No. 000-20787).

4.12 Assignment No. 10 of Receivables in Additional Accounts, dated December 11, 2002, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 11, 2002, File No. 000-20787).

4.13 Assignment No. 11 of Receivables in Additional Accounts, dated October 23, 2003, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated October 23, 2003, File No. 000-20787).

4.14 Supplemental Conveyance No. 1, dated as of August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated August 15, 1997, File No. 000-20787).

4.15 Supplemental Conveyance No. 3, dated September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated September 21, 1999, File No. 000-20787).

4.16 Supplemental Conveyance No. 4, dated May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated May 19, 2000, File No. 000-20787).

4.17 Supplemental Conveyance No. 5, dated August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated August 8, 2000, File No. 000-20787).

4.18 Supplemental Conveyance No. 6, dated March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated March 27, 2001, File No. 000-20787).

4.19 Series 1999-1 Supplement to the Pooling and Servicing Agreement, dated April 21, 1999 (incorporated by reference to Exhibit 4.1 of Form 8-A12G, dated April 21, 1999, File No. 000-20787).

4.20 Series 1999-2 Supplement to the Pooling and Servicing Agreement, dated May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated May 19, 1999, File No. 000-20787).

4.21 Series 1999-3 Supplement to the Pooling and Servicing Agreement, dated May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated May 19, 1999, File No. 000-20787).

4.22 Series 1999-5 Supplement to the Pooling and Servicing Agreement, dated August 17, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated August 17, 1999, File No. 000-20787).

4.23 Series 2000-1 Supplement to the Pooling and Servicing Agreement, dated February 16, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 16, 2000, File No. 000-20787).

4.24 Series 2000-2 Supplement to the Pooling and Servicing Agreement, dated February 16, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 16, 2000, File No. 000-20787).

4.25 Series 2000-3 Supplement to the Pooling and Servicing Agreement, dated May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 3, 2000, File No. 000-20787).

4.26 Series 2000-4 Supplement to the Pooling and Servicing Agreement, dated June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated June 22, 2000, File No. 000-20787).

4.27 Series 2000-5 Supplement to the Pooling and Servicing Agreement, dated September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated September 15, 2000, File No. 000-20787).

4.28 Series 2001-1 Supplement to the Pooling and Servicing Agreement, dated February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 23, 2001, File No. 000-20787).

4.29 Series 2001-2 Supplement to the Pooling and Servicing Agreement, dated March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 23, 2001, File No. 000-20787).

4.30 Series 2001-3 Supplement to the Pooling and Servicing Agreement, dated April 3, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 30, 2001, File No. 000-20787).

4.31 Series 2001-4 Supplement to the Pooling and Servicing Agreement, dated April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated April 19, 2001, File No. 000-20787).

4.32 Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated May 9, 2001, File No. 000-20787).

4.33 Series 2001-6 Supplement to the Pooling and Servicing Agreement, dated June 12, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated June 12, 2001, File No. 000-20787).

4.34 Series 2001-7 Supplement to the Pooling and Servicing Agreement, dated August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated August 21, 2001, File No. 000-20787).

4.35 Series 2002-1 Supplement to the Pooling and Servicing Agreement, dated February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated February 21, 2002, File No. 000-20787).

4.36 Series 2002-2 Supplement to the Pooling and Servicing Agreement, dated April 25, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2002, File No. 000-20787).

4.37 Series 2002-3 Supplement to the Pooling and Servicing Agreement, dated May 16, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2002, File No. 000-20787).

4.38 Series 2002-4 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

4.39 Series 2002-5 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

4.40 Series 2002-6 Supplement to the Pooling and Servicing Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

4.41 Series 2003-1 Supplement to the Pooling and Servicing Agreement, dated February 20, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 20, 2003, File No. 000-20787).

4.42 Series 2003-2 Supplement to the Pooling and Servicing Agreement, dated April 2, 2003, (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 2, 2003, File No. 000-20787).

4.43 Series 2003-3 Supplement to the Pooling and Servicing Agreement, dated May 7, 2003, (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 7, 2003, File No. 000-20787).

4.44 Series 2003-4 Supplement to the Pooling and Servicing Agreement, dated June 18, 2003, (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 18, 2003, File No. 000-20787).

4.45 Series 2004-1 Supplement to the Pooling and Servicing Agreement, dated March 1, 2004, (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2004, File No. 000-20787).

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

24.2*  Power of Attorney for American Express Receivables  Financing Corporation
       II.

99.1*  Annual Servicing Statement Delivered to the Trustee.

99.2*  Annual Accountant's Report of Ernst & Young LLP.

99.3*  Annual Report Containing Aggregate Information for the Fiscal Year.

99.4.1*Certification  of  Traci  L.  Memmott  pursuant  to  Section  302  of the
       Sarbanes-Oxley Act of 2002.

99.4.2*Certification  of Leslie R.  Scharfstein  pursuant  to Section 302 of the
       Sarbanes-Oxley Act of 2002.