Form 10-K
period 2004-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC
filed 2005-03-31
CIK 949349, 1003509, 1283434, 1283435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___


              AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II
                           As a depositor on behalf of
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

        Registrant's telephone number, including area code: 212-640-2357


           AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC
                           As a depositor on behalf of
                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                            (Issuer of Certificates)
             (Exact name of registrant as specified in its charter)


           Delaware                                            20-0942395
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

4315 South 2700 West, Salt Lake City, Utah                       84184
 (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 801-945-2030


            AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC
                           As a depositor on behalf of
                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                            (Issuer of Certificates)
             (Exact name of registrant as specified in its charter)


           Delaware                                            20-0942445
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

4315 South 2700 West, Salt Lake City, Utah                       84184
 (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 801-945-2068


        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
          Class A Series 2000-3 Floating Rate Asset Backed Certificates Class B Series 2000-3 Floating Rate Asset Backed Certificates Class A Series 2000-4 Floating Rate Asset Backed Certificates Class B Series 2000-4 Floating Rate Asset Backed Certificates Class A Series 2000-5 Floating Rate Asset Backed Certificates Class B Series 2000-5 Floating Rate Asset Backed Certificates Class A Series 2001-1 Floating Rate Asset Backed Certificates Class B Series 2001-1 Floating Rate Asset Backed Certificates Class A Series 2001-2 5.53% Asset Backed Certificates
          Class B Series 2001-2 5.83% Asset Backed Certificates
          Class A Series 2001-3 Floating Rate Asset Backed Certificates Class B Series 2001-3 Floating Rate Asset Backed Certificates Class A Series 2001-4 Floating Rate Asset Backed Certificates Class B Series 2001-4 Floating Rate Asset Backed Certificates Class A Series 2001-5 Floating Rate Asset Backed Certificates Class B Series 2001-5 Floating Rate Asset Backed Certificates Class A Series 2001-6 Floating Rate Asset Backed Certificates Class B Series 2001-6 Floating Rate Asset Backed Certificates Class A Series 2001-7 Floating Rate Asset Backed Certificates Class B Series 2001-7 Floating Rate Asset Backed Certificates Class A Series 2002-1 Floating Rate Asset Backed Certificates Class B Series 2002-1 Floating Rate Asset Backed Certificates Class A Series 2002-2 Floating Rate Asset Backed Certificates Class B Series 2002-2 Floating Rate Asset Backed Certificates Class A Series 2002-3 Floating Rate Asset Backed Certificates Class B Series 2002-3 Floating Rate Asset Backed Certificates Class A Series 2002-4 Floating Rate Asset Backed Certificates Class B Series 2002-4 Floating Rate Asset Backed Certificates Class A Series 2002-5 Floating Rate Asset Backed Certificates Class B Series 2002-5 Floating Rate Asset Backed Certificates Class A Series 2002-6 Floating Rate Asset Backed Certificates Class B Series 2002-6 Floating Rate Asset Backed Certificates Class A Series 2003-1 Floating Rate Asset Backed Certificates Class B Series 2003-1 Floating Rate Asset Backed Certificates Class A Series 2003-2 Floating Rate Asset Backed Certificates Class B Series 2003-2 Floating Rate Asset Backed Certificates Class A Series 2003-3 Floating Rate Asset Backed Certificates Class B Series 2003-3 Floating Rate Asset Backed Certificates Class A Series 2003-4 1.69% Asset Backed Certificates
          Class B Series 2003-4 1.90% Asset Backed Certificates
          Class A Series 2004-1 Floating Rate Asset Backed Certificates Class B Series 2004-1 Floating Rate Asset Backed Certificates Class A Series 2004-2 Floating Rate Asset Backed Certificates Class B Series 2004-2 Floating Rate Asset Backed Certificates Class A Series 2004-3 4.35% Asset Backed Certificates
          Class B Series 2004-3 4.55% Asset Backed Certificates
          Class A Series 2004-4 Floating Rate Asset Backed Certificates Class B Series 2004-4 Floating Rate Asset Backed Certificates Class A Series 2004-5 Floating Rate Asset Backed Certificates Class B Series 2004-5 Floating Rate Asset Backed Certificates Class A Series 2005-1 Floating Rate Asset Backed Certificates Class B Series 2005-2 Floating Rate Asset Backed Certificates

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).    YES       NO  X
                                         ---       ---

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                INTRODUCTORY NOTE

American Express Receivables Financing Corporation II, American Express Receivables III LLC and American Express Receivables Financing Corporation IV LLC are the depositors of the registrant, the American Express Credit Account Master Trust. Pursuant to a no-action request (no-action request of American Express Credit Account Master Trust publicly available December 6, 1996), the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

                                     PART I

Item 1.  Business

         Not Applicable.


Item 2.  Properties

         The American Express Credit Account Master Trust (the "trust") was formed pursuant to a pooling and servicing agreement, dated as of May 16, 1996, among American Express Receivables Financing Corporation II ("RFC II") and American Express Centurion Bank ("Centurion"), each as an originator and transferor, American Express Travel Related Services Company, Inc. ("TRS"), as servicer, and The Bank of New York, as trustee. As of the close of business on April 16, 2004, Centurion sold a portion of its credit account portfolio to its affiliate, American Express Bank, FSB ("FSB"). In connection with this sale and as permitted by the pooling and servicing agreement, the pooling and servicing agreement was amended and restated as of April 16, 2004 to designate FSB as an account owner with respect to the trust, to substitute Centurion's wholly owned subsidiary, American Express Receivables Financing Corporation III LLC ("RFC III"), as a transferor to the trust in place of Centurion, and to add FSB's wholly owned subsidiary, American Express Receivables Financing Corporation IV LLC ("RFC IV"), as a transferor to the trust. RFC III and RFC IV assumed the obligations of a transferor of the trust.

         At the time of such amendment, Centurion entered into a receivables purchase agreement with RFC III and FSB entered into a receivables purchase agreement with RFC IV. Under the receivables purchase agreements, each of Centurion and FSB sold its existing right, title and interest in, and on an ongoing basis will sell, the receivables in the accounts designated to the trust owned by Centurion and FSB to RFC III and RFC IV, respectively. RFC III and RFC IV, as transferors under the pooling and servicing agreement, in turn transfer the receivables to the trust.

         RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal office is located at 200 Vesey Street, New York, New York, 10285. RFC II in the past purchased receivables from TRS, which were then transferred to the Trust. RFC II does not currently purchase receivables.

         RFC III, a special purpose Delaware limited liability company, is a wholly owned subsidiary of Centurion. It operates under the terms of a limited liability company agreement, dated as of March 10, 2004. Its principal office is located at 4315 South 2700 West, Salt Lake City, Utah, 84184. RFC III purchases receivables in the designated accounts from Centurion, which it then transfers to the trust. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that was a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed American Express Centurion Bank. Its principal office is located at 4315 South 2700 West, Salt Lake City, Utah, 84184.

         RFC IV, a special purpose Delaware limited liability company, is a wholly owned subsidiary of FSB. It operates under the terms of a limited liability company agreement, dated as of March 10, 2004. Its principal office is located at 4315 South 2700 West, Salt Lake City, Utah, 84184. RFC IV purchases receivables in the designated accounts from FSB, which it then transfers to the trust. American Express Bank, FSB was chartered by the Office of Thrift Supervision under the laws of the United States of America as a federal savings bank in 2000 and received FDIC insurance in 2000. Its principal office is located at 4315 South 2700 West.

         TRS, the servicer, is a wholly owned subsidiary of American Express Company. It was incorporated in the state of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York, 10285.

         The trust was formed for the purpose of acquiring and holding the trust assets and from time to time issuing asset-backed certificates under the pooling and servicing agreement and one or more supplements thereto, including issuing and selling certain certificates to investors in underwritten public offerings ("investor certificates"). Each certificate represents an undivided interest in the trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the trust. Each series of investor certificates has its own supplement to govern the individual terms and allocations applicable to such series.

         The property of the trust (the "trust assets") includes a portfolio of receivables generated from transactions made by persons who are holders of consumer American Express revolving credit card accounts issued by Centurion or FSB, whether branded "Optima" Card accounts, "Blue" from American Express or otherwise, Optima Line of Credit accounts and Sign & Travel(R)/Extended Payment Option revolving credit accounts or features. Cards issued by Centurion and FSB are currently accepted worldwide, and may be used for the purchase of merchandise and services. The Sign & Travel/Extended Payment Option is currently available only to holders of American Express Card, American Express Gold Card, Platinum Card and Centurion Card accounts.

         Each transferor selects the accounts to be designated to the trust on the basis of criteria established in the pooling and servicing agreement. All receivables in the accounts when designated to the trust were transferred to the trust and all new receivables generated in those accounts have been and will be transferred automatically to the trust. The trust assets also include all monies due or to become due in payment of the receivables, all proceeds of such receivables and any series enhancement provided for any particular series or class of certificates. Series enhancement may include, with respect to any series or class of certificates, the subordination of one or more classes or series of certificates to one or more other classes or series of certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy.

         No account owner acts as a guarantor with respect to any payments on the certificates, and neither the trustee nor the holders of the certificates have general recourse against any account owner or the assets of any account owner. Instead the trustee's and the certificateholders' only recourse in any action seeking to collect amounts owing under the certificates is against, and limited to, the trust assets.

         The receivables consist of amounts charged or otherwise borrowed by account holders for goods and services and cash advances ("principal receivables"), plus the related periodic finance charges, amounts charged to accounts in respect of late charges and certain other items (the "finance charge receivables").

         TRS services the receivables under the pooling and servicing agreement. In limited cases, it may resign or be removed, and either the trustee or a third party may be appointed as the new servicer. The servicer receives collections on the receivables, deposits those collections in a collection account and keeps track of those collections for finance charge receivables and principal receivables. The servicer allocates the collections as required by the pooling and servicing agreement and each supplement.

         Each series of investor certificates belongs to a certain group of series (each, a "group"). The series included in a particular group share a common distribution date and other terms, and certain cash collections may be allocated among the series within a group. The pooling and servicing agreement and supplements govern the allocation of collections in respect of principal receivables and finance charge receivables between the interests of the transferors and the investor certificateholders and, for the investor certificateholders, to each group, based generally on the sum of the principal amounts of investor certificates for all series in all groups. Each supplement prescribes the manner in which collections are allocated among series.

         Each group may have a certain number of series which will share, to a limited extent, the collections in respect of principal receivables and finance charge receivables allocated to such group. In addition, certain excess collections of receivables allocated to a series in one group that are not required to make distributions with respect to the certificates of the series in such group may be shared with the series in another group. For each series, the supplement relating to such series governs the terms and timing of payment of interest and principal and the allocations of collections of receivables among the various series within such series' group and among series in a different group.

         The trust may not engage in any business activity other than acquiring and holding the trust assets, issuing certificates, making payments on certificates and related activities. Pursuant to the pooling and servicing agreement, the trustee holds the trust assets in trust for the benefit of the holders of the certificates, and TRS or any successor servicer is responsible for the administration and servicing of the receivables. The trust does not have any source of capital resources other than the trust assets. The trust is formed under and administered in accordance with the laws of the State of New York.

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

         . Class A Series 2003-2 Floating Rate Asset Backed Certificates and Class B Series 2003-2 Floating Rate Asset Backed Certificates (collectively, the "Series 2003-2 Certificates");

         . Class A Series 2003-3 Floating Rate Asset Backed Certificates and Class B Series 2003-3 Floating Rate Asset Backed Certificates (collectively, the "Series 2003-3 Certificates");

         .        Class A Series  2003-4  1.69% Asset  Backed  Certificates  and
                  Class B Series 2003-4 1.90% Rate Asset Backed Certificates (collectively, the "Series 2003-4 Certificates");

         . Class A Series 2004-1 Floating Rate Asset Backed Certificates and Class B Series 2004-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2004-1 Certificates");

         . Class A Series 2004-2 Floating Rate Asset Backed Certificates and Class B Series 2004-2 Floating Rate Asset Backed Certificates (collectively, the "Series 2004-2 Certificates");

         .        Class A Series  2004-3  4.35% Asset  Backed  Certificates  and
                  Class  B  Series   2004-3  4.55%  Asset  Backed   Certificates
                  (collectively, the "Series 2004-3 Certificates");

         . Class A Series 2004-4 Floating Rate Asset Backed Certificates and Class B Series 2004-4 Floating Rate Asset Backed Certificates (collectively, the "Series 2004-4 Certificates");

         .        Class A Series 2004-5 Floating Rate Asset Backed  Certificates
                  and  Class  B  Series   2004-5   Floating  Rate  Asset  Backed
                  Certificates (collectively, the "Series 2004-5 Certificates);

         . Class A Series 2005-1 Floating Rate Asset Backed Certificates and Class B Series 2005-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2005-1 Certificates); and

         .        Class A Series 2005-2 Floating Rate Asset Backed  Certificates
                  and  Class  B  Series   2005-2   Floating  Rate  Asset  Backed
                  Certificates (collectively, the "Series 2005-2 Certificates).

         The Class A Series 1999-1 Floating Rate Asset Backed Certificates and the Class B Series 1999-1 Floating Rate Asset Backed Certificates were paid in full April 15, 2004.

         The Class A Series 1999-2 Floating Rate Asset Backed Certificates and the Class B Series 1999-2 Floating Rate Asset Backed Certificates were paid in full May 17, 2004.

         The Class A Series 1999-3 Floating Rate Asset Backed Certificates and the Class B Series 1999-3 Floating Rate Asset Backed Certificates were paid in full May 17, 2004.

         The Class A Series 1999-5 Floating Rate Asset Backed Certificates and the Class B Series 1999-5 Floating Rate Asset Backed Certificates were paid in full July 15, 2004.

         The Class A Series 2000-1 Floating Rate Asset Backed Certificates and the Class B Series 2000-1 Floating Rate Asset Backed Certificates were paid in full February 15, 2005.

         The Class A Series 2000-2 Floating Rate Asset Backed Certificates and the Class B Series 2000-2 Floating Rate Asset Backed Certificates were paid in full February 15, 2005.

         Information concerning the performance of the trust assets for each monthly due period of the trust is contained in monthly servicer's reports provided to the trustee and filed monthly on Form 8-K, and information concerning distributions made on the investor certificates is contained in payment date statements prepared by the servicer and also filed on Form 8-K. The servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly servicer's reports, the aggregate amount of such items for the full year 2004 or, as applicable, the amount of such items as of December 25, 2004, the last day of the last monthly due period in 2004. This annual report is filed as Exhibit 99.3.

Item 3.  Legal Proceedings

         The Registrant knows of no legal proceedings material to security holders involving the trust, the trust assets, the servicer or the account owners.

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

         Not Applicable.


Item 11. Executive Compensation

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) The investor certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of investor certificates. An investor holding an interest in the trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the investor certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own investor certificates for their own account or hold them for the accounts of their customers. As of February 28, 2005 the following direct DTC participants held positions in investor certificates representing interests in the trust equal to or exceeding 5% of the total principal amount of the investor certificates of each class of each series outstanding on that date. Information on DTC participants' held positions is provided by DTC.

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS A SERIES
         2000-3 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank    $344,395,000           41.74%
                               & Trust

                             JP Morgan Chase      $159,000,000           19.27%

                             Citibank             $151,500,000           18.36%

                             Northern Trust        $63,085,000            7.64%

         CLASS B SERIES
         2000-3 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Bank of New York      $38,000,000           47.50%

                             JP Morgan Chase       $24,500,000           30.62%

                             Bank of Tokyo -
                               Mitsubishi          $10,000,000           12.50%

                             UBS Finance            $4,100,000            5.12%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS A SERIES
         2000-4 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Bank of Tokyo -
                               Mitsubishi         $950,000,000            95.0%

                             State Street Bank
                               & Trust             $50,000,000             5.0%


         CLASS B SERIES
         2000-4 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Bank of New York      $23,970,000           24.72%

                             Citibank              $48,000,000           49.50%

                             JP Morgan Chase       $25,000,000           25.78%


         CLASS A SERIES
         2000-5 FLOATING
         RATE ASSET
         BACKED
         CERTFICATES:        State Street Bank
                               & Trust            $201,990,770           31.07%

                             Bank of New York     $178,355,000           27.44%

                             Northern Trust        $89,625,000           13.79%

                             JP Morgan Chase       $88,255,230           13.57%

                             Mellon Trust          $65,410,000           10.06%


         CLASS B SERIES
         2000-5 FLOATING
         RATE ASSET
         BACKED
         CERTFICATES:        JP Morgan Chase       $45,530,000           72.24%

                             Mellon Trust          $17,500,000           27.76%


         CLASS A SERIES
         2001-1 FLOATING
         RATE ASSET
         BACKED
         CERTFICATES:        State Street Bank
                               & Trust            $372,817,000           60.25%

                             JP Morgan Chase       $71,998,000           11.64%

                             Citibank              $34,925,000            5.64%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS B SERIES
         2001-1 FLOATING
         RATE ASSET
         BACKED
         CERTFICATES:        Merrill Lynch         $20,000,000           33.33%

                             JP Morgan Chase       $20,000,000           33.33%

                             Bank of Tokyo -
                               Mitsubishi          $10,000,000           16.67%

                             Citibank               $5,000,000            8.33%

                             CGM                    $4,000,000            6.67%


         CLASS A SERIES
         2001-2 5.53%
         ASSET BACKED
         CERTIFICATES:       State Street Bank
                               & Trust             $79,925,000           36.95%

                             JP Morgan Chase       $31,600,000           14.61%

                             Mellon Trust          $17,215,000            7.96%

                             Harris Trust          $15,600,000            7.21%

                             Bank of New York      $13,195,000            6.10%

                             Northern Trust        $12,850,000            5.94%


         CLASS B SERIES
         2001-2 5.83%
         ASSET BACKED
         CERTIFICATES:       JP Morgan Chase       $15,000,000             100%


         CLASS A SERIES
         2001-3 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust            $322,465,000           52.11%

                             Northern Trust       $162,695,000           26.29%

                             Mellon Trust         $36, 450,000            5.89%

                             Harris Trust          $35,000,000            5.65%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS B SERIES
         2001-3 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Bank of New York      $20,000,000           33.33%

                             Citibank              $20,000,000           33.33%

                             JP Morgan Chase       $10,000,000           16.67%

                             Mellon Trust          $10,000,000           16.67%


         CLASS A SERIES
         2001-4 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Mellon Trust         $135,886,000           22.72%

                             State Street Bank
                               & Trust            $106,330,000           17.77%

                             Northern Trust        $92,000,000           15.38%

                             Bank of New York      $88,444,000           14.78%

                             JP Morgan Chase       $43,986,000            7.35%


         CLASS B SERIES
         2001-4 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase       $25,000,000           43.10%

                             Bank of Tokyo -
                               Mitsubishi          $18,000,000           31.03%

                             Bank of New York      $10,000,000           17.24%

                             Citibank               $5,000,000            8.62%


         CLASS A SERIES
         2001-5 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Citibank             $123,385,000           29.91%

                             JP Morgan Chase      $107,140,000           25.24%

                             WBNA - Main           $55,150,000           13.36%

                             Harris Trust          $50,000,000           12.12%

                             US Bank NA            $29,750,000            7.21%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS B SERIES
         2001-5 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Bank of New York      $20,000,000           50.00%

                             JP Morgan Chase       $13,000,000           32.50%

                             JP Morgan/GW           $7,000,000           17.50%


         CLASS A SERIES
         2001-6 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase      $190,000,000           32.90%

                             State Street Bank
                               & Trust            $104,250,000           18.05%

                             Northern Trust        $95,000,000           16.45%

                             Bank of New York      $83,500,000           14.45%

                             Mellon Trust          $56,500,000            9.78%


         CLASS B SERIES
         2001-6 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Bank of New York      $33,900,000           60.53%

                             JP Morgan Chase       $16,900,000           30.17%

                             Brown Brothers         $5,200,000            9.28%


         CLASS A SERIES
         2001-7 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase      $222,000,000           41.39%

                             Citibank              $80,690,000           15.04%

                             Bank of New York      $71,055,000           13.25%

                             BARC/Fixed            $47,000,000            8.76%

                             Mellon Trust          $40,825,000            7.61%

                             State Street Bank
                               & Trust             $33,350,000            6.22%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS B SERIES
         2001-7 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase       $30,000,000           57.69%

                             Bank of Tokyo -
                               Mitsubishi          $10,000,000           19.23%

                             Mellon Trust          $10,000,000           19.23%


         CLASS A SERIES
         2002-1 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase      $288,065,000           37.95%

                             Citibank             $160,000,000           21.08%

                             Bank of New York     $139,300,000           18.35%

                             State Street Bank
                               & Trust              81,619,000           10.75%


         CLASS B SERIES
         2002-1 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust             $44,000,000           59.78%

                             JP Morgan Chase       $17,600,000           23.91%

                             JPM/CCS2              $12,000,000           16.30%


         CLASS A SERIES
         2002-2 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Bank of New York     $237,225,000           30.58%

                             JP Morgan Chase      $232,985,000           30.04%

                             State Street Bank
                               & Trust            $145,485,000           18.76%

                             CITIDLRTEO            $60,000,000            7.73%


         CLASS B SERIES
         2002-2 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase       $29,500,000           39.22%

                             Mellon Trust          $25,000,000           33.24%

                             JPM/CCS2              $10,000,000           13.29%

                             State Street Bank
                               & Trust              $6,000,000            7.97%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS A SERIES
         2002-3 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase      $342,340,000           45.10%

                             State Street Bank
                               & Trust            $178,720,000           23.54%

                             Mellon Trust          $83,595,000           11.01%

                             Bank of New York      $50,000,000            6.59%


         CLASS B SERIES
         2002-3 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust             $27,600,000           37.50%

                             JP Morgan Chase       $17,500,000           23.77%

                             Mellon Trust          $15,500,000           21.05%

                             Citibank               $5,000,000            6.79%

                             Deutsche  Bank         $4,000,000            5.43%

                             Wells Bank NA          $4,000,000            5.43%


         CLASS A SERIES
         2002-4 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust            $117,220,000           28.14%

                             Bank of New York     $106,180,000           25.74%

                             Northern Trust       $101,540,000           24.61%

                             JP Morgan Chase       $34,625,000            8.39%

                             Mellon Trust          $20,635,000            5.00%


         CLASS B SERIES
         2002-4 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase       $30,000,000           75.00%

                             Mellon Trust           $8,000,000           20.00%

                             Northern Trust         $2,000,000            5.00%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS A SERIES
         2002-5 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Citibank             $210,000,000           42.42%

                             JP Morgan Chase      $139,500,000           28.18%

                             US Bank NA            $78,000,000           15.75%

                             JPM/CCS2              $25,000,000            5.05%


         CLASS B SERIES
         2002-5 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust             $30,000,000           62.50%

                             Bank of America       $17,650,000           36.77%


         CLASS A SERIES
         2002-6 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Mellon Trust         $154,225,000           25.96%

                             JP Morgan Chase      $107,000,000           18.01%

                             Bank of New York      $82,750,000           13.93%

                             Bank of New York/
                               SO GE               $60,000,000           10.10%

                             State Street Bank
                               & Trust             $59,900,000           10.08%

                             UBS                   $50,000,000            8.41%

                             Merrill Lynch         $32,000,000            5.38%


         CLASS B SERIES
         2002-6 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust             $20,000,000           34.72%

                             JP Morgan Chase       $18,000,000           31.25%

                             Merrill Lynch          $9,000,000           15.62%

                             Bank of Tokyo -
                               Mitsubishi           $5,000,000            8.68%

                             Pershing               $3,500,000            6.07%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS A SERIES
         2003-1 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase      $286,475,000           37.74%

                             Mellon Trust         $170,450,000           22.45%

                             State Street Bank
                               & Trust             $65,890,000            8.68%

                             JPM/CCS2              $60,000,000            7.90%

                             Bank of New York      $59,080,000            7.78%

                             Investors Bank        $46,825,000            6.16%

                             Citibank              $43,700,000            5.75%


         CLASS B SERIES
         2003-1 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JPM/CCS2              $27,000,000           36.68%

                             JP Morgan Chase       $19,000,000           25.81%

                             Citibank              $16,750,000           22.75%

                             Mellon Trust           $9,000,000           12.22%


         CLASS A SERIES
         2003-2 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase      $565,425,000           62.30%

                             Citibank             $161,350,000           17.77%

                             Bank of New York      $58,470,000            6.44%


         CLASS B SERIES
         2003-2 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Citibank              $33,965,000           38.59%

                             Sumi Trust            $20,000,000           22.72%

                             JPM/CCS2              $19,035,000           21.63%

                             Bank of New York      $15,000,000           17.04%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class

         CLASS A SERIES
         2003-3 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase      $241,050,000           38.95%

                             State Street Bank
                               & Trust            $129,050,000           20.85%

                             Bank of New York      $96,650,000           15.62%

                             Harris Trust          $47,000,000            7.59%

                             Citibank              $35,000,000            5.65%


         CLASS B SERIES
         2003-3 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase       $30,000,000           50.00%

                             Sumi Trust            $10,000,000           16.67%

                             Citibank               $9,000,000           15.00%

                             WBNA - Main            $6,000,000           10.00%

                             JPM/CCS2               $5,000,000            8.33%


         CLASS A SERIES
         2003-4 1.69%
         ASSET BACKED
         CERTIFICATES:       JP Morgan Chase      $110,060,000           18.71%

                             State Street Bank
                               & Trust             $93,984,111           15.98%

                             Northern Trust        $76,779,000           13.05%

                             Mellon Trust          $67,760,000           11.52%

                             Bank of New York      $38,380,891            6.52%


         CLASS B SERIES
         2003-4 1.90%
         ASSET BACKED
         CERTIFICATES:       Bank of New York      $18,000,000           44.11%

                             Mellon Trust           $7,585,000           18.59%

                             JP Morgan Chase        $4,850,000           11.88%

                             Northern Trust         $3,900,000            9.55%

                             State Street Bank
                               & Trust              $3,500,000            8.57%

                             Wachovia Bank NA       $2,840,000            6.96%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS A SERIES
         2004-1 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase      $247,000,000           36.97%

                             Citibank             $184,000,000           27.54%

                             Bank of New York      $87,000,000           13.02%

                             State Street Bank
                               & Trust             $50,000,000            7.48%

                             Wells Bank NA         $35,000,000            5.23%


         CLASS B SERIES
         2004-1 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               &  Trust            $19,640,000           32.73%

                             Bank of New York      $16,615,000           27.69%

                             JP Morgan Chase       $10,775,000           17.95%

                             Citibank               $8,470,000           14.11%

                             CGM/SAL BR             $3,000,000            5.00%


         CLASS A SERIES
         2004-2 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       Citibank              $66,150,000           19.80%

                             State Street Bank     $61,550,000           18.43%

                             Brown Brothers        $60,400,000           18.08%

                             JPM/CCS2              $50,000,000           14.97%

                             Wachovia Bank NA      $50,000,000           14.97%

                             Bank of New York      $30,500,000            9.13%


         CLASS B SERIES
         2004-2 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust Company     $18,000,000           60.00%

                             Bank of New York       12,000,000           40.00%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS A SERIES
         2004-3 4.35%
         ASSET BACKED
         CERTIFICATES:       Mellon Trust         $168,306,000           32.24%

                             JP Morgan Chase       $89,707,000           17.18%

                             State Street Bank
                               & Trust             $84,426,000           16.17%

                             Bank of New York      $71,233,000           13.64%


         CLASS B SERIES
         2004-3 4.55%
         ASSET BACKED
         CERTIFICATES:       State Street Bank
                               & Trust             $12,500,000           41.67%

                             JP Morgan Chase        $8,720,000           29.06%

                             Bank of New York       $6,780,000           22.60%

                             Merrill Lynch          $2,000,000            6.67%


         CLASS A SERIES
         2004-4 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust            $430,995,000           46.92%

                             Bank of New York     $195,000,000           21.23%

                             JP Morgan Chase      $142,965,000           15.56%

                             Citibank              $91,000,000            9.90%


         CLASS B SERIES
         2004-4 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase       $32,575,000           39.48%

                             Citibank              $29,350,000           35.57%

                             Goldman Sachs         $10,000,000           12.12%

                             Bank of New York       $5,000,000            6.06%

                             Mellon Trust           $4,125,000            5.00%

                                                  Principal
                                                  Amount of             Percent
                             Name                 Certificates          of Class
                             ----                 ------------          --------

         CLASS A SERIES
         2004-5 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       State Street Bank
                               & Trust            $243,000,000           29.10%

                             LaSalle  Bank        $122,400,000           14.65%

                             JP Morgan Chase      $117,000,000           14.01%

                             Bank of New York     $107,000,000           12.81%

                             Northern Trust        $73,000,000            8.74%

                             Northern Trust
                               Savings             $45,000,000            5.38%

                             Citibank              $43,000,000            5.15%


         CLASS B SERIES
         2004-5 FLOATING
         RATE ASSET
         BACKED
         CERTIFICATES:       JP Morgan Chase       $43,850,000           58.46%

                             Citibank              $24,150,000           32.20%

                             Mellon Trust           $7,000,000            9.33%



         The address of each of the above participants is:

         (a)      c/o The Depository Trust Company
                  55 Water Street
                  New York, New York 10041

         (b)      Not Applicable.

         (c)      Not Applicable.


Item 13. Certain Relationships and Related Transactions

         The Bank of New York acts as Trustee under the Pooling and Servicing Agreement.


Item 14. Principal Accounting Fees and Services

         Not Applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  1.       First   Amendment   to  the  Pooling  and   Servicing
                           Agreement,  dated  June 30,  2004  (filed as  Exhibit
                           4.2).

                  2. Annual Servicing Statement Delivered to the Trustee (filed as Exhibit 99.1).

                  3. Annual Accountant's Report of Ernst & Young LLP (filed as Exhibit 99.2).

                  4. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

                  5.       Certifications   pursuant   to  Section  302  of  the
                           Sarbanes-Oxley Act of 2002 (filed as Exhibits 99.4.1,
                           99.4.2 and 99.4.3).

                  6. Administrative and Services and Premises Agreement, dated April 16, 2004 (filed as Exhibit 10.4).

                  7.       Subservicing Agreement, dated June 30, 2004 (filed as
                           Exhibit 10.5).


         (b)      Reports on Form 8-K:

                  The trust has filed the following reports on Form 8-K since April 15, 2004:

                  1. Form 8-K, dated April 15, 2004, attaching the Monthly Servicer's Certificate for the due period February 26, 2004 through March 26, 2004.

                  2. Form 8-K, dated April 16, 2004, attaching the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of April 16, 2004, among American Express Receivables Financing Corporation II ("RFC II"), American Express Receivables Financing Corporation III LLC ("RFC III") and American Express Receivables Financing Corporation IV LLC ("RFC IV"), as transferors, American Express Travel Related Services Company, Inc. ("TRS"), as servicer, and The Bank of New York, as trustee (the "Trustee"); attaching the Amendment to Series Supplements, dated April 16, 2004, among American Express Centurion Bank, RFC II, RFC III, RFC IV, TRS and the Trustee; attaching the Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and RFC III; and attaching the Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and RFC IV.

                  3. Form 8-K, dated May 17, 2004, attaching the Monthly Servicer's Certificate for the due period March 27, 2004 through April 25, 2004.

                  4. Form 8-K, dated June 2, 2004, attaching the Series 2004-2 Supplement, dated June 2, 2004, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of April 16, 2004 and the Series 2004-3 Supplement, dated June 2, 2004 supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of April 16, 2004.

                  5. Form 8-K, dated June 15, 2004, attaching the Monthly Servicer's Certificate for the due period April 26, 2004 through May 25, 2004.

                  6. Form 8-K, dated July 15, 2004, attaching the Monthly Servicer's Certificate for the due period May 26, 2004 through June 25, 2004.

                  7. Form 8-K, dated August 16, 2004, attaching the Monthly Servicer's Certificate for the due period June 26, 2004 through July 25, 2004.

                  8. Form 8-K, dated August 17, 2004, attaching the Series 2004-4 Supplement, dated August 17, 2004 supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of April 16, 2004.

                  9. Form 8-K, dated September 15, 2004, attaching the Monthly Servicer's Certificate for the due period July 27, 2004 through August 25, 2004.

                  10. Form 8-K, dated September 21, 2004, attaching the Second Amendment to the Pooling and Servicing
                           Agreement, dated September 21, 2004 and also attaching the Series 2004-5 Supplement, dated September 23, 2004, supplementing the Pooling and
                           Servicing Agreement, dated May 16, 1996, as amended and restated as of April 16, 2004.

                  11. Form 8-K, dated October 15, 2004, attaching the Monthly Servicer's Certificate for the due period August 26, 2004 through September 25, 2004.

                  12. Form 8-K, dated November 15, 2004, attaching the Monthly Servicer's Certificate for the due period September 26, 2004 through October 25, 2004.

                  13. Form 8-K, dated December 15, 2004, attaching the Monthly Servicer's Certificate for the due period October 26, 2004 through November 24, 2004.

                  14. Form 8-K, dated January 18, 2005, attaching the Monthly Servicer's Certificate for the due period November 25, 2004 through December 25, 2004.

                  15. Form 8-K, dated February 14, 2005, relating to addition of accounts and attaching Assignment No. 12 of Receivables in Additional Accounts, dated February 14, 2005, between American Express Receivables Financing Corporation III LLC and The Bank of New York and Assignment No. 13 of Receivables in Additional Accounts, dated February 14, 2005, between American Express Receivables Financing Corporation IV LLC and The Bank of New York.

                  16. Form 8-K, dated February 18, 2005, attaching the Monthly Servicer's Certificate for the due period December 26, 2004 through January 26, 2005.

                  17. Form 8-K, dated March 15, 2005, attaching the Monthly Servicer's Certificate for the due period January 27, 2005 through February 25, 2005.

                  18. Form 8-K, dated March 24, 2005, attaching the Series 2005-1 Supplement, dated March 24, 2005 supplementing its Pooling and Servicing Agreement, dated March 16, 1996, as amended and restated as of April 16, 2004; and also attaching the Series 2005-2 Supplement, dated March 24, 2005, supplementing its Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of April 16, 2004.


         (c)      Exhibits:

                  4.1 Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of April 16, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 16, 2004, File No. 000-20787).

                  4.2      First   Amendment   to  the  Pooling  and   Servicing
                           Agreement, dated June 30, 2004.

                  4.3 Second Amendment to the Pooling and Servicing Agreement, dated September 21, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated September 21, 2004, File No. 000-20787).

                  4.4 Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787).

                  4.5 Assignment No. 1 of Receivables in Additional Accounts, dated August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated August 15, 1997, File No. 000-20787).

                  4.6 Assignment No. 3 of Receivables in Additional Accounts, dated September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated September 1, 1999, File No. 000-20787).

                  4.7 Assignment No. 4 of Receivables in Additional Accounts, dated May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated May 19, 2000, File No. 000-20787).

                  4.8 Assignment No. 5 of Receivables in Additional Accounts, dated August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated August 8, 2000, File No. 000-20787).

                  4.9 Assignment No. 6 of Receivables in Additional Accounts, dated March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 27, 2001, File No. 000-20787).

                  4.10 Assignment No. 7 of Receivables in Additional Accounts, dated July 18, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated July 18, 2001, File No. 000-20787).

                  4.11     Assignment   No.  8  of   Receivables  in  Additional
                           Accounts, dated January 25, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated January 25, 2002, File No. 000-20787).

                  4.12 Assignment No. 9 of Receivables in Additional Accounts, dated March 14, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 14, 2002, File No. 000-20787).

                  4.13 Assignment No. 10 of Receivables in Additional Accounts, dated December 11, 2002, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 11, 2002, File No. 000-20787).

                  4.14     Assignment   No.  11  of  Receivables  in  Additional
                           Accounts, dated October 23, 2003, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated October 23, 2003, File No. 000-20787).

                  4.15 Assignment No. 12 of Receivables in Additional Accounts, dated February 14, 2005 (incorporated by reference to Exhibit 99.01 of Form 8-K, dated February 14, 2005, File No. 000-20787).

                  4.16 Assignment No. 13 of Receivables in Additional Accounts, dated February 14, 2005 (incorporated by reference to Exhibit 99.02 of Form 8-K, dated February 14, 2005, File No. 000-20787).

                  4.17 Supplemental Conveyance No. 1, dated August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated August 15, 1997, File No. 000-20787).

                  4.18 Supplemental Conveyance No. 3, dated September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated September 21, 1999, File No. 000-20787).

                  4.19 Supplemental Conveyance No. 4, dated May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated May 19, 2000, File No. 000-20787).

                  4.20 Supplemental Conveyance No. 5, dated August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated August 8, 2000, File No. 000-20787).

                  4.21 Supplemental Conveyance No. 6, dated March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated March 27, 2001, File No. 000-20787).

                  4.22 Series 2000-3 Supplement to the Pooling and Servicing Agreement, dated May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 3, 2000, File No. 000-20787).

                  4.23 Series 2000-4 Supplement to the Pooling and Servicing Agreement, dated June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated June 22, 2000, File No. 000-20787).

                  4.24 Series 2000-5 Supplement to the Pooling and Servicing Agreement, dated September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated September 15, 2000, File No. 000-20787).

                  4.25 Series 2001-1 Supplement to the Pooling and Servicing Agreement, dated February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 23, 2001, File No. 000-20787).

                  4.26 Series 2001-2 Supplement to the Pooling and Servicing Agreement, dated March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 23, 2001, File No. 000-20787).

                  4.27 Series 2001-3 Supplement to the Pooling and Servicing Agreement, dated April 3, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 30, 2001, File No. 000-20787).

                  4.28 Series 2001-4 Supplement to the Pooling and Servicing Agreement, dated April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated April 19, 2001, File No. 000-20787).

                  4.29 Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of May 9, 2001, File No. 000-20787).

                  4.30 Series 2001-6 Supplement to the Pooling and Servicing Agreement, dated June 12, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated June 12, 2001, File No. 000-20787).

                  4.31 Series 2001-7 Supplement to the Pooling and Servicing Agreement, dated August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated August 21, 2001, File No. 000-20787).

                  4.32 Series 2002-1 Supplement to the Pooling and Servicing Agreement, dated February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated February 21, 2002, File No. 000-20787).

                  4.33 Series 2002-2 Supplement to the Pooling and Servicing Agreement, dated April 25, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2002, File No. 000-20787).

                  4.34 Series 2002-3 Supplement to the Pooling and Servicing Agreement, dated May 16, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2002, File No. 000-20787).

                  4.35 Series 2002-4 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

                  4.36 Series 2002-5 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

                  4.37 Series 2002-6 Supplement to the Pooling and Servicing Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

                  4.38 Series 2003-1 Supplement to the Pooling and Servicing Agreement, dated February 20, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 20, 2003, File No. 000-20787).

                  4.39 Series 2003-2 Supplement to the Pooling and Servicing Agreement, dated April 2, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 2, 2003, File No. 000-20787).

                  4.40 Series 2003-3 Supplement to the Pooling and Servicing Agreement, dated May 7, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 7, 2003, File No. 000-20787).

                  4.41 Series 2003-4 Supplement to the Pooling and Servicing Agreement, dated June 18, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 18, 2003, File No. 000-20787).

                  4.42 Series 2004-1 Supplement to the Pooling and Servicing Agreement, dated March 1, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2004, File No. 000-20787).

                  4.43 Series 2004-2 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 2, 2004, File No. 000-20787).

                  4.44 Series 2004-3 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 2, 2004, File No. 000-20787).

                  4.45 Series 2004-4 Supplement to the Pooling and Servicing Agreement, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 17, 2004, File No. 000-20787).

                  4.46 Series 2004-5 Supplement to the Pooling and Servicing Agreement, dated September 23, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated September 21, 2004, File No. 000-20787).

                  4.47 Series 2005-1 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 24, 2005, File No. 000-20787).

                  4.48 Series 2005-2 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 24, 2005, File No. 000-20787).

                  10.1 Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

                  10.2 Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-20787).

                  10.3 Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-20787).

                  10.4 Administrative Services and Premises Agreement, dated April 16, 2004, as amended and restated as of June 30, 2004, between American Express Receivables Financing Corporation III and American Express Receivables Financing Corporation IV.

                  99.1     Annual Servicing Statement Delivered to the Trustee.

                  99.2     Annual Accountant's Reports of Ernst & Young LLP.

                  99.3 Annual Report Containing Aggregate Information for the Fiscal Year.

                  99.4.1 Certification of Maureen Ryan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.4.2 Certification of Traci L. Memmott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.4.3 Certification of Robert C. Radle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                                   Registrant

                                   By:  AMERICAN EXPRESS RECEIVABLES
                                        FINANCING CORPORATION II,
                                        Co-Transferor of the Trust

                                   By:   /s/ Maureen Ryan
                                         -------------------------------------
                                         Maureen Ryan
                                         President











March 31, 2005

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                                    Registrant

                                    By:  AMERICAN EXPRESS RECEIVABLES
                                         FINANCING CORPORATION III LLC,
                                         Co-Transferor of the Trust

                                    By:   /s/ Traci L. Memmott
                                         ---------------------------------------
                                         Traci L. Memmott
                                         Vice President and Treasurer











March 31, 2005

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                                   Registrant

                                   By:   AMERICAN EXPRESS RECEIVABLES FINANCING
                                         CORPORATION IV LLC
                                         Co-Transferor of the Trust

                                   By:   /s/ Robert C. Radle
                                         -------------------------------------
                                         Robert C. Radle
                                         President











March 31, 2005

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

4.1 Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of April 16, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 16, 2004, File No. 000-20787).

4.2*     First Amendment to the Pooling and Servicing Agreement,  dated June 30,
         2004.

4.3      Second  Amendment  to  the  Pooling  and  Servicing  Agreement,   dated
         September 21, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated September 21, 2004, File No. 000-20787).

4.4 Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787).

4.5 Assignment No. 1 of Receivables in Additional Accounts, dated August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated August 15, 1997, File No. 000-20787).

4.6 Assignment No. 3 of Receivables in Additional Accounts, dated September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated September 1, 1999, File No. 000-20787).

4.7 Assignment No. 4 of Receivables in Additional Accounts, dated May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated May 19, 2000, File No. 000-20787).

4.8 Assignment No. 5 of Receivables in Additional Accounts, dated August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated August 8, 2000, File No. 000-20787).

4.9 Assignment No. 6 of Receivables in Additional Accounts, dated March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 27, 2001, File No. 000-20787).

4.10 Assignment No. 7 of Receivables in Additional Accounts, dated July 18, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated July 18, 2001, File No. 000-20787).

4.11 Assignment No. 8 of Receivables in Additional Accounts, dated January 25, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit
         99.01 of Form 8-K, dated January 25, 2002, File No. 000-20787).

4.12 Assignment No. 9 of Receivables in Additional Accounts, dated March 14, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 14, 2002, File No. 000-20787).

4.13 Assignment No. 10 of Receivables in Additional Accounts, dated December 11, 2002, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit
         99.01 of Form 8-K, dated December 11, 2002, File No. 000-20787).

4.14 Assignment No. 11 of Receivables in Additional Accounts, dated October 23, 2003, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit
         99.01 of Form 8-K, dated October 23, 2003, File No. 000-20787).

4.15 Assignment No. 12 of Receivables in Additional Accounts, dated February 14, 2005 (incorporated by reference to Exhibit 99.01 of Form 8-K, dated February 14, 2005, File No. 000-20787).

4.16 Assignment No. 13 of Receivables in Additional Accounts, dated February 14, 2005 (incorporated by reference to Exhibit 99.02 of Form 8-K, dated February 14, 2005, File No. 000-20787).

4.17 Supplemental Conveyance No. 1, dated August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated August 15, 1997, File No. 000-20787).

4.18 Supplemental Conveyance No. 3, dated September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated September 21, 1999, File No. 000-20787).

4.19     Supplemental  Conveyance  No. 4,  dated May 19,  2000,  by and  between
         American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated May 19, 2000, File No. 000-20787).

4.20 Supplemental Conveyance No. 5, dated August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated August 8, 2000, File No. 000-20787).

4.21     Supplemental  Conveyance  No. 6, dated  March 2, 2001,  by and  between
         American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated March 27, 2001, File No. 000-20787).

4.22 Series 2000-3 Supplement to the Pooling and Servicing Agreement, dated May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 3, 2000, File No. 000-20787).

4.23 Series 2000-4 Supplement to the Pooling and Servicing Agreement, dated June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated June 22, 2000, File No. 000-20787).

4.24 Series 2000-5 Supplement to the Pooling and Servicing Agreement, dated September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated September 15, 2000, File No. 000-20787).

4.25 Series 2001-1 Supplement to the Pooling and Servicing Agreement, dated February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 23, 2001, File No. 000-20787).

4.26 Series 2001-2 Supplement to the Pooling and Servicing Agreement, dated March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 23, 2001, File No. 000-20787).

4.27 Series 2001-3 Supplement to the Pooling and Servicing Agreement, dated April 3, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 30, 2001, File No. 000-20787).

4.28 Series 2001-4 Supplement to the Pooling and Servicing Agreement, dated April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated April 19, 2001, File No. 000-20787).

4.29 Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of May 9, 2001, File No. 000-20787).

4.30 Series 2001-6 Supplement to the Pooling and Servicing Agreement, dated June 12, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated June 12, 2001, File No. 000-20787).

4.31 Series 2001-7 Supplement to the Pooling and Servicing Agreement, dated August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated August 21, 2001, File No. 000-20787).

4.32 Series 2002-1 Supplement to the Pooling and Servicing Agreement, dated February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated February 21, 2002, File No. 000-20787).

4.33 Series 2002-2 Supplement to the Pooling and Servicing Agreement, dated April 25, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2002, File No. 000-20787).

4.34 Series 2002-3 Supplement to the Pooling and Servicing Agreement, dated May 16, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2002, File No. 000-20787).

4.35 Series 2002-4 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

4.36 Series 2002-5 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

4.37 Series 2002-6 Supplement to the Pooling and Servicing Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

4.38 Series 2003-1 Supplement to the Pooling and Servicing Agreement, dated February 20, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 20, 2003, File No. 000-20787).

4.39 Series 2003-2 Supplement to the Pooling and Servicing Agreement, dated April 2, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 2, 2003, File No. 000-20787).

4.40 Series 2003-3 Supplement to the Pooling and Servicing Agreement, dated May 7, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 7, 2003, File No. 000-20787).

4.41 Series 2003-4 Supplement to the Pooling and Servicing Agreement, dated June 18, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 18, 2003, File No. 000-20787).

4.42 Series 2004-1 Supplement to the Pooling and Servicing Agreement, dated March 1, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2004, File No. 000-20787).

4.43 Series 2004-2 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 2, 2004, File No. 000-20787).

4.44 Series 2004-3 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 2, 2004, File No. 000-20787).

4.45 Series 2004-4 Supplement to the Pooling and Servicing Agreement, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 17, 2004, File No. 000-20787).

4.46 Series 2004-5 Supplement to the Pooling and Servicing Agreement, dated September 23, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated September 21, 2004, File No. 000-20787).

4.46 Series 2004-5 Supplement to the Pooling and Servicing Agreement, dated September 23, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated September 21, 2004, File No. 000-20787).

4.47 Series 2005-1 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 24, 2005, File No. 000-20787).

4.48 Series 2005-2 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 24, 2005, File No. 000-20787).

10.1 Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

10.2 Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-20787).

10.3 Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-20787).

10.4* Administrative Services and Premises Agreement, dated April 16, 2004, as amended and restated as of June 30, 2004, between American Express Receivables Financing Corporation III and American Express Receivables Financing Corporation IV.

99.1*    Annual Servicing Statement Delivered to the Trustee.

99.2*    Annual Accountant's Reports of Ernst & Young LLP.

99.3*    Annual Report Containing Aggregate Information for the Fiscal Year.

99.4.1*  Certification   of  Maureen  Ryan   pursuant  to  Section  302  of  the
         Sarbanes-Oxley Act of 2002.

99.4.2* Certification of Traci L. Memmott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4.3* Certification of Robert C. Radle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.