Form 10-K
period 2009-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC
filed 2010-03-26
CIK 949349, 1003509, 1283434, 1283435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Transition period _________
Commission File Number of Issuing Entity: 333-130508-01
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
(Exact Name of Issuing Entity as specified in its Charter)
(Issuing Entity in respect of the Certificates)

AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC
(Exact name of Depositors as specified in their respective charters)

AMERICAN EXPRESS CENTURION BANK	AMERICAN EXPRESS BANK, FSB
(Exact name of Sponsors as specified in their respective charters)

New York	Not Applicable
(State or other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(I.R.S. Employer Identification Number of the Issuing Entity)

c/o The Bank of New York Mellon	10286
Corporate Trust 101 Barclay Street, New York, New York (Address of the Principal Executive Offices of the Issuing Entity)	(Zip Code of the Issuing Entity)
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
     YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Item 1. Business
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
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
Item 1115(b) of Regulation AB: Certain derivatives instruments (Financial information).
Item 1117 of Regulation AB: Legal proceedings
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART III
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
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-31.3
EX-33.1
EX-33.2
EX-33.3
EX-34.1
EX-34.2
EX-34.3
EX-35.1
EX-35.2
EX-35.3
EX-35.4
EX-35.5

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
Item 1117 of Regulation AB: Legal proceedings.
     American Express Company and its affiliates (collectively, “American Express”), including the servicer and the account owners, are, from time to time, subject to various pending or threatened legal proceedings arising out of their card origination, servicing and merchant network services activities. The potential effect of these lawsuits on the certificates issued by the trust cannot be predicted at this time. American Express has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between American Express’ charge cards, on the one hand, and its credit cards and debit cards, on the other, in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. With the exception of one case pending in California, the cases have been consolidated under the caption “In re American Express Merchants’ Litigation” in the U.S. District Court for the Southern District of New York. American Express filed a motion to dismiss all of the actions that were filed in the Southern District of New York prior to April 30, 2004, and, with respect to the case pending in California, to stay the action pending resolution of the motion to dismiss. On March 15, 2006, the District Court granted American Express’ motion, with the District Court finding the claims of those merchants whose card acceptance agreement contained an arbitration clause to be subject to arbitration. That decision was appealed, and in January 2009, the U.S. Court of Appeals for the Second Circuit

reversed the District Court. The parties have requested a conference with the District Court to discuss next steps in light of the Second Circuit’s ruling. American Express has filed with the U.S. Supreme Court a petition of certiorari with the Supreme Court from the arbitration ruling of the Second Circuit. That petition is pending. Furthermore, to date the California action continues to be stayed. American Express also filed a motion to dismiss a separate action filed in the Southern District of New York in July 2004, which motion was denied in July 2005. On October 1, 2007, the plaintiffs in such action filed a motion seeking certification of a class, which American Express has opposed. In September 2008, each of American Express and the plaintiffs also moved for summary judgment in their favor in such action. A decision on the summary judgment motions is pending. In March 2009, the court denied the plaintiffs’ motion for class certification without prejudice to renew upon resolution of the pending summary judgment motion.
     Additionally, claims have been filed against American Express challenging contract provisions that prohibit merchants from attempting to switch cardmembers to other forms of payment and that prohibit merchants from discriminating against the American Express Card by placing restrictions on card use (such as surcharging) that are not placed on cards issued by competitors. These claims are also pending in the U.S. District Court for the Southern District of New York, and the Court has filed a scheduling order in the case. In addition, several claims have also been filed in the U.S. District Court for the Eastern District of New York alleging that American Express’ “antisteering” rules found in its merchant acceptance agreements violate federal antitrust laws. The plaintiffs filed these actions as being “related to” an action filed in the Eastern District against Visa, MasterCard and certain others (but not American Express). American Express filed its answer to these complaints and also filed a motion to dismiss these complaints as time barred. The Court has not yet ruled on the motion to dismiss and has entered a scheduling order in the action.
     In June 2009, a putative class action was filed against Centurion in U.S. District Court for the Central District of California. The complaint seeks to certify a class of American Express cardmembers with billing addresses in 16 different states “whose interest rates on their outstanding balances were retroactively increased” by Centurion. The complaint seeks, among other things, damages “in excess of $5,000,000” and unspecified injunctive relief. On December 7, 2009, the Court ordered that the matter be stayed pending decisions on relevant legal issues in other cases not involving American Express.
     In October 2009, a putative class action was filed against Centurion and FSB in the U.S. District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. American Express filed a motion to compel arbitration, and plaintiff has indicated they will amend their complaint to limit the class to California residents only.
     During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, American Express has responded to many inquiries from banking and competition authorities throughout the world. On October 14, 2008, American Express received a Civil Investigative Demand (CID), dated October 10, 2008, from the Antitrust Division of the United States Department of Justice (DOJ). A CID is a request for information in the course of a civil investigation and does not constitute the commencement of legal proceedings. The DOJ is permitted by statute to issue a CID to anyone whom it believes may have information relevant to an investigation. The receipt of a CID does not presuppose that there is probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The DOJ has requested the production of documents and information regarding American Express’s policies relating to merchant surcharging and its “anti-steering” policies that prohibit merchants from discriminating against the Card in favor of other forms of payment. American Express is cooperating with the DOJ’s request. American Express has also received a similar civil investigative demand from the attorney general of the State of Ohio. These investigations are ongoing.

PART II
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6.      Selected Financial Data.
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
Item 8.      Financial Statements and Supplementary Data.
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.   Controls and Procedures.
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
     Each of American Express Travel Related Services Company, Inc. (“TRS”), for itself and on behalf of its wholly-owned subsidiaries, Amex Card Services Company (“ACSC”), American Express Centurion Bank and American Express Bank, FSB, and Regulus Group LLC, for itself and its wholly-owned subsidiaries (“Regulus”) and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2009, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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
Platform Level Reports
     Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2009, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing disputes services. Regulus also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Regulus is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Regulus defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and (ii) who have requested confirmation of Regulus’ compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation (“eFunds”), a wholly-owned subsidiary of Fidelity National Information Services, Inc., also performs billing disputes services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between cardmembers and merchants. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include (i) publicly issued asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), and (ii) for which The Bank of New York Mellon provides trustee, securities administration, or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.
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

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II, Depositor

By:	/s/ Anderson Y. Lee
	Name:	Anderson Y. Lee
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC, Depositor

By:	/s/ Scott C. Godderidge
	Name:	Scott C. Godderidge
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC, Depositor

By:	Denise R. Roberts
	Name:	Denise R. Roberts
	Title:	President (senior officer in charge of securitization)

Dated: March 26, 2010

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 to Registration No. 333-113579-02).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 to Registration No. 333-113579-01).

4.1	American Express Credit Account Master Trust Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of January 1, 2006, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Receivables Financing Corporation II, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 10-K, dated March 13, 2006, File No. 000-20787-07).

4.2	First Amendment to the Pooling and Servicing Agreement, dated December 17, 2007 (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 17, 2007, File No. 333-113579-02).

4.3	Second Amendment to the Pooling and Servicing Agreement, dated October 24, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 24, 2008, File No. 333-113579-02).

4.4	Third Amendment to the Pooling and Servicing Agreement, dated February 24, 2009 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 26, 2009, File No. 333-113579-02).

4.5	Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-207807-07).

4.6	Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form S-3, filed March 6, 1996, File No. 33-95784).

4.7	Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-207807-07).

4.8	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.9	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 26, 2009, File No. 000-20787-07).

4.10	Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-207807-07).

4.11	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.12	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated February 26, 2009, File No. 000-20787-07).

4.13	Series 2004-2 Supplement, dated June 2, 2004, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 2, 2004, File No. 000-207807-07).

4.14	Series 2005-2 Supplement, dated March 24, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of March 24, 2005, File No. 000-207807-07).

4.15	Series 2005-4 Supplement, dated June 17, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of June 17, 2005, File No. 000-207807-07).

4.16	Series 2005-5 Supplement, dated July 21, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 21, 2005, File No. 000-207807-07).

4.17	Series 2005-7 Supplement, dated August 18, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of August 18, 2005, File No. 000-207807-07).

4.18	Series 2005-8 Supplement, dated November 22, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of November 22, 2005, File No. 000-207807-07).

4.19	Series 2006-1 Supplement, dated June 14, 2006, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 14, 2006, File No. 000-207807-07).

4.20	Series 2006-2 Supplement, dated June 14, 2006, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of June 14, 2006, File No. 000-207807-07).

4.21	Series 2006-3 Supplement, dated August 15, 2006, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of August 15, 2006, File No. 333-113579-02).

4.22	Series 2007-1 Supplement, dated February 14, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 14, 2007, File No. 333-113579-02).

4.23	Series 2007-2 Supplement, dated February 14, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of February 14, 2007, File No. 333-113579-02).

4.24	Series 2007-4 Supplement, dated, May 17, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of May 17, 2007, File No. 333-113579-02).

4.25	Series 2007-5 Supplement, dated May 17, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of May 17, 2007, File No. 333-113579-02).

4.26	Series 2007-6 Supplement, dated July 24, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 24, 2007, File No. 333-113579-02).

4.27	Series 2007-7 Supplement, dated July 24, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 24, 2007, File No. 333-113579-02).

4.28	Series 2007-8 Supplement, dated October 15, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of October 15, 2007, File No. 333-113579-02).

4.29	Series 2008-1 Supplement, dated January 24, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of January 25, 2008, File No. 333-113579-02).

4.30	Series 2008-2 Supplement, dated February 22, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 22, 2008, File No. 333-113579-02).

4.31	Series 2008-4 Supplement, dated as of April 17, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of April 17, 2008, File No. 333-113579-02).

4.32	Series 2008-5 Supplement, dated as of June 12, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 12, 2008, File No. 333-113579-02).

4.33	Series 2008-6 Supplement, dated as of July 24, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 24, 2008, File No. 333-113579-02).

4.34	Series 2008-7 Supplement, dated as of August 15, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of August 15, 2008, File No. 333-113579-02).

4.35	Series 2008-8 Supplement, dated as of September 18, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of September 18, 2008, File No. 333-113579-02).

4.36	Series 2008-9 Supplement, dated as of September 18 , 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of September 18, 2008, File No. 333-113579-02).

4.37	Series 2009-1 Supplement, dated as of June 9, 2009, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of June 9, 2009, File No. 333-113579-02).

4.38	Series 2009-2 Supplement to, dated as of September 11, 2009,supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of September 11, 2009, File No. 333-113579-02).

4.39	Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of March 14, 2008, File No. 333-113579-02).

4.40	Omnibus Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 14, 2008, File No. 333-113579-02).

4.41	Amendment to Series 2009-1 Supplement, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

4.42	Omnibus Amendment to Group I Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

4.43	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2009 to and including December 31, 2009.

31.2*	Certification of Scott C. Godderidge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2009 to and including December 31, 2009.

31.3*	Certification of Denise R. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2009 to and including December 31, 2009.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express

Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Regulus Group LLC.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to Regulus LLC.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of Regulus West LLC.

35.4*	Servicer Compliance Statement of American Express Centurion Bank.

35.5*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Supplemental Servicing Agreement, dated as of June 30, 2004, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Registration Statement on Form S-3/A Filed March 31, 2006, File No. 333-130508).

99.2	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.7 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.4	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Registration Statement on Form S-3, filed March 31, 2006, File No. 333-130508).

99.5	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Registration Statement on Form S-3, filed March 31, 2006, File No. 333-130508).

99.6	Amendment, dated as of October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed November 3, 2009, File No. 333-113579-02).