Form 10-K
period 2010-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC
filed 2011-03-28
CIK 949349, 1003509, 1283434, 1283435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period _________
Commission File Number of Issuing Entity: 333-155765-03
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
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
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☑
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.
***

Item 1B.	Unresolved Staff Comments.
Not Applicable.
The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
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
Merchant Cases
     Since July 2003, American Express has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of American Express’ charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, American Express filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the District Court to reconsider its dismissal. That request was denied. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the U.S. Court of Appeals for the Second Circuit reversed the District Court. American Express filed with the U.S. Supreme Court a petition of certiorari from the Second Circuit’s arbitration ruling. On May 3, 2010, the Supreme Court granted American Express’ petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration. The matter remains pending in the Second Circuit. The Company also filed a motion to dismiss the action filed by The Marcus Corporation, which was denied in July 2005. In October 2007, The Marcus Corporation filed a motion seeking certification of a class. In March 2009, the Court denied the plaintiffs’ motion for class certification, without prejudicing their right to remake such a motion upon resolution of the pending summary judgment motion. In April 2009, the Court denied plaintiffs’ motion for reconsideration of the March 2009 order. In September 2008, American Express moved for summary judgment seeking dismissal of The Marcus Corporation’s complaint, and The Marcus Corporation cross-moved for partial summary judgment on the issue of liability. A decision on the summary judgment motions is pending. A case captioned Hayama Inc. v. American Express Company et al., which makes similar allegations as those in the actions described above, was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). The Company continues to request that the California Superior Court that is hearing the Hayama action stay such action. To date the Hayama action has been stayed.
     In February 2009, an amended complaint was filed in In re American Express Merchants’ Litigation. The amended complaint contains a single count alleging a violation of federal antitrust laws through an alleged unlawful tying of: (a) corporate, small business and/or personal charge card services; and (b) Blue, Costco and standard GNS credit card services. In addition, in February 2009, a new complaint making the same allegations as made in the amended complaint filed in In re American Express Merchants’ Litigation was also filed in the U.S. District Court for the Southern District of New York. That case is captioned Greenporter LLC and Bar Hama LLC, on behalf of themselves and all others similarly situated v. American Express Company and American Express Travel Related Services Company, Inc. Proceedings in the Greenporter action and on the amended complaint filed in In re American Express Merchants’ Litigation have been held in abeyance pending the disposition of the motions for summary judgment in the Marcus case discussed above.
     Beginning in August 2005, American Express has been named in a number of putative class actions alleging that American Express “anti-steering” policies and contractual provisions violate U.S. antitrust laws. Those cases were consolidated in the U.S. District Court for the Southern District of New York under the caption In re American Express Anti-Steering Rules Antitrust Litigation. The plaintiffs’ complaint in that consolidated action seeks injunctive relief and unspecified damages. These plaintiffs agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above. Given the 2009 ruling of the Second Circuit (described above in connection with In re American Express Merchants’ Litigation), the stay was lifted, and American Express’ response to the complaint was filed in April 2009. The Court entered a scheduling order on December 28, 2009. In July 2010 the Court entered an order partially staying the case pending the Second Circuit’s arbitration ruling (following the 2010 remand by the Supreme Court described above in connection with In re American Express Merchants’ Litigation). In June 2010, the attorneys representing the plaintiffs in In re American Express Anti-Steering Rules Antitrust Litigation filed an action making similar allegations captioned National Supermarkets Association v. American Express and American Express Travel Related Services. Upon filing, the plaintiffs designated that case as “related” to In re American Express Anti-Steering Rules Antitrust Litigation. By agreement of the parties, that case has also been partially stayed pending the Second Circuit’s arbitration ruling referenced above.
     In June 2008, five separate lawsuits were filed against American Express in the U.S. District Court for the Eastern District of New York alleging that American Express’ “anti-steering” provisions in its merchant acceptance agreements with the merchant plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC. and H.E. Butt Grocery Company. The plaintiff in each action seeks damages and injunctive relief. American Express filed its answer to these complaints and also filed a motion to dismiss these complaints as time barred. The Court denied American Express’ motion to dismiss the complaints in March 2010. On October 1, 2010, the parties to these actions agreed to stay all proceedings pending related mediations, and Magistrate Judge Ramon E. Reyes entered an order staying these actions on October 18, 2010. The parties have since notified the Court that those mediations have reached impasses. On January 21, 2011, the following parties filed lawsuits making similar allegations that the Company’s “anti-steering” provisions violate antitrust laws: Meijer, Inc., Publix Super Markets, Inc., Raley’s Inc., Supervalu, Inc., The Kroger Co., Safeway, Inc., Ahold U.S.A., Inc., Albertson’s LLC, Hy-Vee, Inc., and The Great Atlantic & Pacific Tea Company, Inc.
     In November 2010, two putative class action complaints making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation were filed in the U.S. District Court for the Eastern District of New York by Firefly Air Solutions, LLC d/b/a 128 Café and Plymouth Oil Corp. d/b/a Liberty Gas Station. In addition, in December 2010, a putative class action complaint making similar allegations, and seeking certification of a Wisconsin-only class, was filed by Treehouse Inc. d/b/a Treehouse Gift & Home in the U.S. District Court for the Western District of Wisconsin. In January 2011, a putative class complaint, captioned Il Forno v. American Express Centurion Bank, seeking certification of a California-only class and making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation, was filed in U.S. District Court for the Central District of California.
     On February 7, 2011, in response to a transfer motion filed by the plaintiffs in the Plymouth Oil action discussed above, the U.S. Judicial Panel on Multi-District Litigation entered an order centralizing the following actions discussed above in the Eastern District of New York for coordinated or consolidated pretrial proceedings before the Honorable Nicholas G. Garaufis: (a) the putative class action that had been previously pending in the Southern District of New York captioned In re American Express Anti-Steering Rules Antitrust Litigation; (b) the putative class actions already pending in the Eastern District of New York filed by Firefly Air Solutions, LLC and by Plymouth Oil Corp.; and (c) the individual merchant suits already pending in the Eastern District of New York. On February 15, 2011, the United States Judicial Panel on Multi-District Litigation issued a conditional transfer order centralizing the related putative class actions pending in the Central District of California and Western District of Wisconsin before Judge Garaufis in the Eastern District of New York. It is expected that this conditional order will soon become final, and that those actions will be centralized before Judge Garaufis. A hearing has been scheduled for March 2, 2011 to discuss scheduling and coordination of the cases that are the subject of coordinated or consolidated pretrial proceedings under the Multi-District Litigation Panel Order and the U.S. Department of Justice (the “DOJ”) and attorneys general litigation discussed above.
     During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, American Express has responded to many inquiries from banking and competition authorities throughout the world. In October 2008, American Express received a Civil Investigative Demand (“CID”) from the Antitrust Division of the DOJ. Pursuant to the CID, the DOJ requested the production of documents and information regarding American Express’ contractual provisions relating to merchant surcharging and that prohibit merchants from discriminating against American Express cards. American Express cooperated with the DOJ’s request. American Express had also received a similar civil investigative demand from the attorney general of the state of Ohio.
     On October 4, 2010, the DOJ, along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York against American Express, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, Visa and MasterCard announced they had reached an agreement settling the allegations in the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment. American Express’ response to the complaint was filed on December 7, 2010. On December 20, 2010, the complaint filed by the DOJ and certain state attorneys general was amended to add as plaintiffs the Attorneys General from Arizona, Hawaii, Idaho, Illinois, Montana, Nebraska, New Hampshire, Rhode Island, Tennessee, Utah and Vermont. American Express’ response to the amended complaint was filed on January 4, 2011. In early March 2011 a hearing was held to discuss scheduling and coordination of the DOJ and state attorneys general litigation with other cases pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which cases are described in general above.
Other Cases
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
     In October 2009, a putative class action was filed against Centurion and FSB in the U.S. District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. American Express filed a motion to compel arbitration, and plaintiff has indicated they will amend their complaint to limit the class to California residents only. The Company filed a revised motion to compel arbitration and a motion to dismiss the amended complaint. Both motions were denied by the Court. Subsequently, in response to a request by the Company, the Court stayed the action pending the outcome of a case captioned AT&T Mobility v. Concepcion, which is pending before the United States Supreme Court and may impact the question of whether the Company’s motion to compel arbitration should have been granted.
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
     Each of American Express Travel Related Services Company, Inc. (“TRS”), for itself and on behalf of its wholly-owned subsidiaries, Amex Card Services Company (“ACSC”), American Express Centurion Bank and American Express Bank, FSB, and Regulus Group LLC, for itself and its wholly-owned subsidiaries (“Regulus”) and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2010, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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
Platform Level Reports
     Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2010, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing disputes services. Regulus also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Regulus is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Regulus defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and (ii) who have requested confirmation of Regulus’ compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation (“eFunds”), a wholly-owned subsidiary of Fidelity National Information Services, Inc., also performs billing disputes services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between cardmembers and merchants. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include (i) publicly issued asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), and (ii) for which The Bank of New York Mellon provides trustee, securities administration, or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.
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

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
By:	AMERICAN EXPRESS RECEIVABLES
FINANCING CORPORATION II, Depositor

By:	/s/ Anderson Y. Lee
	Name:	Anderson Y. Lee
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC, Depositor

By:	/s/ Kevin L. Thompson
	Name:	Kevin L. Thompson
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC, Depositor

By:	/s/ Denise D. Roberts
	Name:	Denise D. Roberts
	Title:	President (senior officer in charge of securitization)
Dated: March 28, 2011

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 to Registration No. 333-113579-02).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 to Registration No. 333-113579-01).

4.1	American Express Credit Account Master Trust Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of January 1, 2006, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Receivables Financing Corporation II, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 10-K, dated March 13, 2006, File No. 000-20787-07).

4.2	First Amendment to the Pooling and Servicing Agreement, dated December 17, 2007 (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 17, 2007, File No. 333-113579-02).

4.3	Second Amendment to the Pooling and Servicing Agreement, dated October 24, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 24, 2008, File No. 333-113579-02).

4.4	Third Amendment to the Pooling and Servicing Agreement, dated February 24, 2009 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 26, 2009, File No. 333-113579-02).

4.5	Fourth Amendment to the Pooling and Servicing Agreement, dated October 7, 2010 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 7, 2010, File No. 333-130508).

4.6	Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-207807-07).

4.7	Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form S-3, filed March 6, 1996, File No. 33-95784).

4.8	Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-207807-07).

4.9	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.10	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 26, 2009, File No. 000-20787-07).

4.11	Third Amendment to the Receivables Purchase Agreement, dated October 7, 2010, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 7, 2010, File No. 333-113579).

4.12	Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-207807-07).

4.13	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.14	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated February 26, 2009, File No. 000-20787-07).

4.15	Third Amendment to the Receivables Purchase Agreement, dated October 7, 2010, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 7, 2010, File No. 000-20787-07).

4.16	Series 2004-2 Supplement, dated June 2, 2004, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 2, 2004, File No. 000-207807-07).

4.17	Series 2005-2 Supplement, dated March 24, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of March 24, 2005, File No. 000-207807-07).

4.18	Series 2005-4 Supplement, dated June 17, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of June 17, 2005, File No. 000-207807-07).

4.19	Series 2005-7 Supplement, dated August 18, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of August 18, 2005, File No. 000-207807-07).

4.20	Series 2006-1 Supplement, dated June 14, 2006, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 14, 2006, File No. 000-207807-07).

4.21	Series 2006-2 Supplement, dated June 14, 2006, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of June 14, 2006, File No. 000-207807-07).

4.22	Series 2006-3 Supplement, dated August 15, 2006, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of August 15, 2006, File No. 333-113579-02).

4.23	Series 2007-1 Supplement, dated February 14, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 14, 2007, File No. 333-113579-02).

4.24	Series 2007-2 Supplement, dated February 14, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of February 14, 2007, File No. 333-113579-02).

4.25	Series 2007-5 Supplement, dated May 17, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of May 17, 2007, File No. 333-113579-02).

4.26	Series 2007-7 Supplement, dated July 24, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 24, 2007, File No. 333-113579-02).

4.27	Series 2007-8 Supplement, dated October 15, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of October 15, 2007, File No. 333-113579-02).

4.28	Series 2008-2 Supplement, dated February 22, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 22, 2008, File No. 333-113579-02).

4.29	Series 2008-4 Supplement, dated as of April 17, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of April 17, 2008, File No. 333-113579-02).

4.30	Series 2008-5 Supplement, dated as of June 12, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 12, 2008, File No. 333-113579-02).

4.31	Series 2008-6 Supplement, dated as of July 24, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 24, 2008, File No. 333-113579-02).

4.32	Series 2008-7 Supplement, dated as of August 15, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of August 15, 2008, File No. 333-113579-02).

4.33	Series 2008-9 Supplement, dated as of September 18 , 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of September 18, 2008, File No. 333-113579-02).

4.34	Series 2009-1 Supplement, dated as of June 9, 2009, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of June 9, 2009, File No. 333-113579-02).

4.35	Series 2009-2 Supplement, dated as of September 11, 2009, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of September 11, 2009, File No. 333-113579-02).

4.36	Series 2010-1 Supplement, dated as of October 7, 2010, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of October 7, 2010, File No. 333-113579-02).

4.37	Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of March 14, 2008, File No. 333-113579-02).

4.38	Omnibus Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 14, 2008, File No. 333-113579-02).

4.39	Amendment to Series 2009-1 Supplement, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

4.40	Omnibus Amendment to Group I Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

4.41	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2010 to and including December 31, 2010.

31.2*	Certification of Kevin L. Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2010 to and including December 31, 2010.

31.3*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2010 to and including December 31, 2010.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Regulus Group LLC.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to Regulus LLC.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of Regulus West LLC.

35.4*	Servicer Compliance Statement of American Express Centurion Bank.

35.5*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Supplemental Servicing Agreement, dated as of June 30, 2004, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Registration Statement on Form S-3/A Filed March 31, 2006, File No. 333-130508).

99.2	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.7 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.4	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Registration Statement on Form S-3, filed March 31, 2006, File No. 333-130508).

99.5	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Registration Statement on Form S-3, filed March 31, 2006, File No. 333-130508).

99.6	Amendment, dated as of October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed November 3, 2009, File No. 333-113579-02).