Form 10-K
period 2012-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC
filed 2013-03-20
CIK 949349, 1003509, 1283434, 1283435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number of Issuing Entity: 333-179309

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

YES  ☐         NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐        NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

[Rule 405 of Regulation S-T is not applicable.]

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Mine Safety Disclosures.

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

Item 1117 of Regulation AB: Legal proceedings.

American Express Company and its subsidiaries (“American Express”) are involved in a number of legal and arbitration proceedings, including class actions.

On October 4, 2010, the U.S. Department of Justice (“DOJ”), along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York against American Express, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, Visa and MasterCard announced they had reached an agreement settling the allegations in the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment. In December 2010, the complaint filed by the DOJ and certain states’ attorneys general was amended to add as plaintiffs the Attorneys General from Arizona, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Montana, Nebraska, New Hampshire, Rhode Island, Tennessee, Utah and Vermont. American Express’ response to the amended complaint was filed in early January 2011.

The DOJ matter is being coordinated with individual and putative class actions pending in the Eastern District of New York against American Express brought by merchants alleging that American Express’ “anti-steering” provisions in its merchant acceptance agreements with the plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payment when consumers wish to use an American Express-branded card. Plaintiffs seek damages and injunctive relief. The putative class actions have been partially stayed in light of the continuing appeal in In re American Express Merchants’ Litigation (described below).

Since July 2003, American Express has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of American Express’ charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company, et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Since April 2004, the parties to the consolidated actions have been engaged in motion practice regarding American Express’ motion to dismiss the consolidated actions on the grounds that all of the plaintiffs’ claims are subject to arbitration. On February 1, 2012, the Second Circuit again reversed the District Court’s decision ordering arbitration, and reaffirmed its prior ruling. On May 29, 2012, the Second Circuit denied American Express’ petition for rehearing en banc with dissents. The Second Circuit has stayed the mandate pending the outcome of American Express’ petition for a writ of certiorari to the U.S. Supreme Court, which was granted on November 6, 2012. Oral argument was heard on February 27, 2013.

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

In July 2004, a purported class action complaint, Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank, was filed in the United States District Court for the Southern District of New York alleging that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. The parties reached an agreement to settle the claims asserted on behalf of the damage class concerning foreign currency conversion rates. The settlement was approved in 2012. The claims asserted by the injunction class concerning cardmember arbitration clauses were not included in the proposed settlement. Trial of those claims concluded in February 2013. The parties are awaiting decision.

In September 2001, Hoffman, et al. v. American Express Travel Related Services Company, et al. was filed in the Superior Court of the State of California, Alameda County. Plaintiffs in that case claim that American Express erroneously charged Cardmember accounts in connection with its airflight insurance programs because in certain circumstances customers must request refunds, as disclosed in materials for the voluntary program. In January 2006, the court certified a class of American Express charge Cardmembers asserting claims for breach of contract and conversion under New York law, with a subclass of California residents asserting violations of California Business & Professions Code §§ 17200 and 17500, and a subclass of New York residents asserting violation of New York General Business Law § 349. American Express was granted judgment on all counts following trial, and that judgment was affirmed by the Court of Appeals for California on December 17, 2012.

Plaintiffs’ petition to the California Supreme Court for further review was denied. In addition, a case making the same factual allegations (purportedly on behalf of a different class of Cardmembers) as those in the Hoffman case was pending in the United States District Court for the Eastern District of New York, entitled Law Enforcement Systems v. American Express et al. On October 5, 2012, American Express’ motion to dismiss was granted and judgment entered for defendants. Plaintiff has filed a notice of appeal.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint seeks to certify a class of California American Express Cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. American Express’ motion to compel arbitration and dismiss the complaint was denied by the court. Briefing on American Express’ appeal of the denial of the motion to compel arbitration is currently stayed.

In October 2012, a putative class action captioned Clarke v. American Express Company, et al., was filed in the United States District Court for the Southern District of New York alleging that American Express Company, TRS, Centurion and FSB violated state consumer protection laws, state common law and federal statutory law in the marketing, selling and implementation of a credit card product known as “Account Protector.” The complaint seeks unspecified compensatory and punitive damages along with injunctive and declaratory relief. American Express filed a motion to compel arbitration on December 11, 2012.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”), for itself and on behalf of its wholly owned subsidiaries, Amex Card Services Company (“ACSC”), American Express Centurion Bank and American Express Bank, FSB, TransCentra, Inc. (formerly known as Regulus Group LLC), for itself and its wholly owned subsidiaries (“TransCentra”) and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2012, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment and related Attestation Report have identified material noncompliance with two servicing criteria applicable to The Bank of New York Mellon. With regard to servicing criterion 1122(d)(3)(i), The Bank of New York Mellon report states that during the reporting period, certain reports to investors contained information that was not calculated in accordance with the terms specified in the transaction agreements. With regard to servicing criterion 1122(d)(3)(ii), The Bank of New York Mellon report states that with respect to certain remittances during the reporting period, amounts due to investors were not allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements. The Bank of New York Mellon further indicates in its report certain remediation with respect to such instances of noncompliance. The Bank of New York Mellon has confirmed to the Depositors and TRS that these errors did not involve the Trust or investors in the Trust. We have not independently verified the accuracy of The Bank of New York Mellon’s assertions, the adequacy of its remediation efforts or the accuracy of such confirmation.

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2012, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. TransCentra also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, TransCentra is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, TransCentra defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and (ii) who have requested confirmation of TransCentra’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation (“eFunds”), a wholly owned subsidiary of Fidelity National Information Services, Inc., also performs billing dispute services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between cardmembers and merchants. The Bank of New York Mellon is Trustee of the Trust. In its Report on

Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration or paying agent services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

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

Dated: March 20, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 to Registration No. 333-113579-02).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 to Registration No. 333-113579-01).

4.1	American Express Credit Account Master Trust Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of January 1, 2006, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Receivables Financing Corporation II, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 10-K, dated March 13, 2006, File No. 000-20787-07).

4.2	First Amendment to the Pooling and Servicing Agreement, dated December 17, 2007 (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 17, 2007, File No. 333-113579-02).

4.3	Second Amendment to the Pooling and Servicing Agreement, dated October 24, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 24, 2008, File No. 333-113579-02).

4.4	Third Amendment to the Pooling and Servicing Agreement, dated February 24, 2009 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 26, 2009, File No. 333-113579-02).

4.5	Fourth Amendment to the Pooling and Servicing Agreement, dated October 7, 2010 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 7, 2010, File No. 333-130508).

4.6	Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-207807-07).

4.7	Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form S-3, filed March 6, 1996, File No. 33-95784).

4.8	Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-20787-07).

4.9	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.10	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 26, 2009, File No. 000-20787-07).

4.11	Third Amendment to the Receivables Purchase Agreement, dated October 7, 2010, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 7, 2010, File No. 333-113579).

4.12	Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-20787-07).

4.13	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.14	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated February 26, 2009, File No. 000-20787-07).

4.15	Third Amendment to the Receivables Purchase Agreement, dated October 7, 2010, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 7, 2010, File No. 000-20787-07).

4.16	Series 2004-2 Supplement, dated June 2, 2004, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 2, 2004, File No. 000-20787-07).

4.17	Series 2005-2 Supplement, dated March 24, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of March 24, 2005, File No. 000-20787-07).

4.18	Series 2007-2 Supplement, dated February 14, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of February 14, 2007, File No. 333-113579-02).

4.19	Series 2008-2 Supplement, dated February 22, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 22, 2008, File No. 333-113579-02).

4.20	Series 2008-4 Supplement, dated as of April 17, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of April 17, 2008, File No. 333-113579-02).

4.21	Series 2008-5 Supplement, dated as of June 12, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 12, 2008, File No. 333-113579-02).

4.22	Series 2008-6 Supplement, dated as of July 24, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 24, 2008, File No. 333-113579-02).

4.23	Series 2008-7 Supplement, dated as of August 15, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of August 15, 2008, File No. 333-113579-02).

4.24	Series 2008-9 Supplement, dated as of September 18, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of September 18, 2008, File No. 333-113579-02).

4.25	Series 2009-2 Supplement, dated as of September 11, 2009, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of September 11, 2009, File No. 333-113579-02).

4.26	Series 2010-1 Supplement, dated as of October 7, 2010, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of October 7, 2010, File No. 333-113579-02).

4.27	Series 2011-1 Supplement, dated as of October 12, 2011, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of October 12, 2011, File No. 333-113579-02).

4.28	Series 2011-2 Supplement, dated as of November 17, 2011, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of November 17, 2011. File No. 333-113579-02).

4.29	Series 2012-1 Supplement, dated as of June 22, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of June 22, 2012. File No. 333-113579-02).

4.30	Series 2012-2 Supplement, dated as of August 21, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of August 21, 2012. File No. 333-113579-02).

4.31	Series 2012-3 Supplement, dated as of August 21, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of August 21, 2012. File No. 333-113579-02).

4.32	Series 2012-4 Supplement, dated as of November 8, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of November 8, 2012. File No. 333-113579-02).

4.33	Series 2012-5 Supplement, dated as of November 8, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated as of November 8, 2012. File No. 333-113579-02).

4.34	Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of March 14, 2008, File No. 333-113579-02).

4.35	Omnibus Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 14, 2008, File No. 333-113579-02).

4.36	Amendment to Series 2009-1 Supplement, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

4.37	Omnibus Amendment to Group I Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

4.38	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form 8-K, dated as of October 2, 2009, File No. 333-113579-02).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2012 to and including December 31, 2012.

31.2*	Certification of Kevin L. Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2012 to and including December 31, 2012.

31.3*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2012 to and including December 31, 2012.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of TransCentra, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of TransCentra, Inc.

35.4*	Servicer Compliance Statement of American Express Centurion Bank.

35.5*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Supplemental Servicing Agreement, dated as of June 30, 2004, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.2	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.7 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3/A filed March 30, 2006, File No. 333-130508).

99.4	Amendment No. 1, dated as of July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3/A filed March 30, 2006, File No. 333-130508).

99.5	Amendment No. 2, dated as of June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3/A filed March 30, 2006, File No. 333-130508).

99.6	Amendment Agreement Number FLL-05-6-MP01-03, dated as of October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3/A filed March 30, 2006, File No. 333-130508).

99.7	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Registration Statement on Form S-3/A, filed March 23, 2006, File No. 333-130508).

99.8	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Registration Statement on Form S-3, filed March 30, 2006, File No. 333-130508).

99.9	Amendment Agreement Number NYC-0-06-2807, dated as of August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.3 of Registration Statement on Form S-3/A filed January 30, 2009, File No. 333-155765).

99.10	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed November 3, 2009, File No. 333-113579-02).

99.11	Amendment Number NYC-0-06-2162-02, dated as of October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed November 3, 2009, File No. 333-113579-02).

99.12	Amendment Agreement Number AMEND-CW170596, dated as of October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.9 of Form S-3, filed February 2, 2012, File No. 333-179309-03).